Form 10-Q
period 2020-06-30
Anchiano Therapeutics Ltd.
filed 2020-08-14
CIK 1534248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 29, 2020, the registrant had 37,099,352 ordinary shares outstanding.

ANCHIANO THERAPEUTICS LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

TABLE OF CONTENTS

-i-

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

Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019

ANCHIANO THERAPEUTICS LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$8,824	$17,575
Prepaid expenses and other	848	636
Total current assets	9,672	18,211

Property and equipment, net	18	158
Operating lease right-of-use	275	1,199
Other non-current assets	51	187
Total assets	$10,016	$19,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$974	$875
Accrued expenses and other	609	2,855
Operating lease liability	168	391
Total current liabilities	1,751	4,121

Non-current operating lease liability	108	725
Total liabilities	1,859	4,846

Commitments and contingencies

Shareholders' equity:
Ordinary shares, no par value - authorized 500,000,000 shares as of June 30, 2020 and 100,000,000 shares as of December 31,2019; issued and outstanding 37,099,352 shares at June 30, 2020 and December 31,2019	-	-
Paid-in capital	119,732	119,468
Currency translation differences reserve	872	872
Accumulated deficit	(112,447)	(105,431)
Total shareholders' equity	8,157	14,909
Total liabilities and shareholders' equity	$10,016	$19,755

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Six Months Ended June 30, 2020 and 2019

ANCHIANO THERAPEUTICS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,307	$2,576	$2,357	$6,711
General and administrative	2,176	1,962	4,001	3,253
Restructuring expense	-	-	670	-
Total operating expenses	3,483	4,538	7,028	9,964

Finance (income) expense, net	(2)	(99)	(12)	4,388

Net loss and comprehensive loss	$(3,481)	$(4,439)	$(7,016)	$(14,352)

Basic and diluted loss per share	$(0.09)	$(0.12)	$(0.19)	$(0.45)

Weighted average number of shares outstanding - basic and diluted	37,099,352	37,099,352	37,099,352	31,748,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2020 and 2019

ANCHIANO THERAPEUTICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited, in thousands, except share data)

				Currency
	Ordinary shares			translation
	Number of	Amounts	Paid-in	differences	Accumulated
	shares	(*)	capital	reserve	deficit	Total
Balance at January 1, 2020	37,099,352	$-	$119,468	$872	$(105,431)	$14,909
Share-based compensation	-	-	186	-	-	186
Net loss	-	-	-	-	(3,535)	(3,535)
Balance at March 31, 2020	37,099,352	-	119,654	872	(108,966)	11,560
Share-based compensation	-	-	78	-	-	78
Net loss	-	-	-	-	(3,481)	(3,481)
Balance at June 30, 2020	$37,099,352	$-	$119,732	$872	$(112,447)	$8,157

Balance at January 1, 2019	15,575,682	$-	$87,240	$872	$(78,307)	$9,805
Issuance of shares, net	21,523,670	-	26,500	-	-	26,500
Reclassification of warrants due to reassessment	-	-	(3,628)	-	-	(3,628)
Reclassification of warrants due to modification	-	-	8,198	-	-	8,198
Share-based compensation	-	-	380	-	-	380
Net loss	-	-	-	-	(9,913)	(9,913)
Balance at March 31, 2019	37,099,352	-	118,690	872	(88,220)	31,342
Share-based compensation	-	-	368	-	-	368
Net loss	-	-	-	-	(4,439)	(4,439)
Balance at June 30, 2019	37,099,352	$-	$119,058	$872	$(92,659)	$27,271

(*) No par value

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019

ANCHIANO THERAPEUTICS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended June 30,
	2020	2019
Operating activities:
Net loss	$(7,016)	$(14,352)
Adjustments required to reconcile net loss to net cash used in operating activities:
Financing costs, net	-	4,647
Depreciation	74	42
Gain on sale of property and equipment	(19)	-
Share-based payments	264	748
Write-off of right-of-use related to restructuring	84	-
Changes in operating asset and liabilities:
Prepaid and other current	(212)	1,828
Other non-current assets	6	-
Trade payables	99	584
Accrued expenses and other	(2,246)	(534)
Net cash used in operating activities	(8,966)	(7,037)

Investing activities:
Purchase of property and equipment	(34)	(91)
Proceeds from sale of property and equipment	119	-
Net cash provided by (used in) investing activities	85	(91)

Financing activities:
Proceeds from issuance of ordinary shares and warrants	-	30,500
Issuance costs	-	(3,879)
Net cash provided by financing activities	-	26,621

Increase (decrease) in cash, cash equivalents and restricted cash	(8,881)	19,493
Cash, cash equivalents and restricted cash at, beginning of period	17,705	7,640
Cash, cash equivalents and restricted cash at, end of period	$8,824	$27,133

Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	$8,824	$27,003
Restricted cash	-	130
Total cash, cash equivalents and restricted cash	$8,824	$27,133

Supplemental disclosure of cash flow information:
Reclassification of warrants due to reassessment	$-	$3,628
Reclassification of warrants due to modification	$-	$8,198
Taxes paid in cash	$-	$605
Interest paid in cash	$-	$4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

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

On July 2, 2020, the Company’s Chief Executive Officer Dr. Frank Haluska sent a letter to the Company’s Chairman outlining Dr. Haluska’s belief that events had occurred that were sufficient to trigger his ability to resign for “Good Reason” under his employment agreement. The Board informed Dr. Haluska that it disagreed with the letter’s assertions regarding “Good Reason” and treated the letter as a constructive resignation effective as of July 2, 2020. Until a new CEO is identified and appointed, the Board will handle all matters related to CEO duties. On July 12, 2020, Dr. Frank Haluska tendered his written resignation from the Company’s Board of Directors, effective immediately. Dr. Haluska referenced the matters articulated in his letter of July 2, 2020, and the Company’s response and actions following receipt of the letter as the basis for his resignation from the Board. With regards to the resignation of Dr. Frank Haluska the Company has a potential maximum exposure of up to $0.4 million relating to claims of “Good Reason” resignation. It is the Company’s position that the CEO resigned without Good Reason, is not entitled to severance, and the Company will contest any and all claims for severance.

In light of business circumstances, and in order to conserve cash and preserve optionality while alternatives are being identified and assessed, the Company made a decision during July 2020 to undertake reductions in headcount and other cost saving measures. These include plans to temporarily pause its internal and external research and development work on the Company’s pan-RAS-inhibitor program until there is greater clarity regarding Anchiano’s ability to fund the program.

In the third quarter of 2020 the Company anticipates taking a restructuring charge associated with severance, discontinuation of clinical development activities, and vacating the Company’s Cambridge facility. The Company is currently in the process of determining the amount of the restructuring charge.

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

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at June 30, 2020 of $112.4 million. The Company has financed operations to date primarily through public and private placements of equity securities. The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company believes that its existing cash and cash equivalents will only be sufficient to fund its projected cash needs into the first quarter of 2021. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. To meet future capital needs, the Company would need to raise additional capital through equity or debt financing or other strategic transactions. However, any such financing may not be on favorable terms or may not be available to the Company on any terms. The failure of the Company to obtain sufficient funds on commercially-acceptable terms when needed, would have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of the Company’s expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this quarterly report are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2020, and its results of operations for the three and six months ended June 30, 2020 and 2019, changes in shareholders’ equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The December 31, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

3. Accrued expenses and other

Accrued and other current liabilities consist of the following for the periods indicated (in thousands):

	June 30,	December 31,
	2020	2019
Accrued expenses	$352	$372
Restructuring accrual	160	2,161
Payroll and related	97	60
Liability for employee rights upon retirement	-	262
	$609	$2,855

4. Leases

In January 2018, the Company signed an agreement to rent a laboratory and offices in Jerusalem through May 2023. The Company had an option to extend the agreement by another five years. The annual rent (including management fees) is approximately $0.4 million and is linked to the Israeli Consumer Price Index. Pursuant to the agreement, bank guarantees of $0.1 million were provided to the property owner. In January 2020, pursuant to the Company’s decision to close its Israeli operations, the agreement was modified such that the Company vacated the facilities on May 30, 2020 but will continue to make scheduled lease payments through October 31, 2020. The Company recorded restructuring expense of $247,000 related to the modification of the Israeli lease agreement and settled all obligations associated with the lease.

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

Pursuant to the changes detailed in Note 1 above, in July 2020, the Company initiated discussions to vacate the Cambridge facility as part of its restructuring of operations.

5. License Agreement

In September 2019, the Company announced that it entered into an option to license agreement with ADT Pharmaceuticals, LLC (“ADT”). Pursuant to the terms and conditions set forth in the agreement, the parties agreed to conduct research and development activities of novel small-molecule inhibitors (RAS and PDE10/β-catenin). As part of the arrangement, the Company is primarily responsible for the research, development, manufacturing and regulatory activities and ADT assists with the research activities as necessary in exchange for a quarterly fee from the Company. In connection with the agreement, ADT also granted the Company exclusive rights to research, develop, manufacture and commercialize the aforementioned compounds relating to patents owned by ADT and any products containing such compounds worldwide. In consideration for the rights granted under the agreement, the Company committed to pay ADT (i) a $3 million upfront fee; (ii) a fee upon transfer of the know-how and intellectual property rights to the Company; and then (iii) additional payments, including milestone and royalty payments. The Company has the ability to terminate the agreement at any time in its entirety or on a compound-by-compound basis after providing 90 days written notice to ADT. The upfront fee was paid in the third quarter of 2019. The Company accounted for the upfront fee and additional payments as a research and development expenses.

In April 2020, the Company notified Yissum Technology Transfer Company of the Hebrew University Ltd. (“Yissum”) that as a result of the Company’s previous decision to discontinue clinical development of inodiftagene, it will cease payments to maintain intellectual property (“IP”) it licensed from Yissum that supported the development. Yissum informed the Company that it deems the Company’s decision a breach of the licensing and development agreement between the parties (“License Agreement”) and expects the Company to take steps necessary to return the licensed IP to Yissum promptly. Yissum did not assert any demands for monetary relief in its notice to the Company. Yissum and the Company have agreed on terms to terminate the License Agreement, return all IP documentation to Yissum and to mutually waive, release and discharge the other party from all claims of any type.

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

In January 2020, the Board of Directors approved management’s recommendation to close the Company’s office and laboratories located in Israel. In connection with this restructuring, the employment of the remaining five Israeli employees was terminated in the second quarter of 2020.

As noted above, in conjunction with this decision the Company renegotiated its lease for Israeli laboratory and office space. In connection with this decision, the Company vacated the facilities on May 31, 2020 but will continue to make scheduled lease payments through October 31, 2020. In the first quarter of 2020, the Company recorded a restructuring charge to adjust its operating lease right of use asset and operating lease liability to reflect the loss on the early termination of the Israeli lease obligation.

The following table represents a roll forward of the restructuring and other activities noted above (in thousands):

	CRO, Manufacturing and other related	Severance- related	Facility and Leases	Total
Balance, January 1, 2020	$2,572	$336	$-	$2,908
Expenses	423	-	247	670
Paid or consumed	(2,835)	(336)	(247)	(3,418)
Balance, June 30, 2020	$160	$-	$-	$160

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

The Company has determined the fair value of the warrants (a Level 3 valuation) as of January 1, 2019 and February 14, 2019. The fair value of these warrants was estimated by implementing the Probability-Weighted Expected Return Method or the Black-Scholes Method. The following parameters were used:

	Derivative Financial Instrument
	February 14, 2019	January 1, 2019
Stock price	$ 1.84	$ 2.50
Expected term	End of 2022	End of 2022
Risk free rate	2.49%	1.37%
Volatility	52%	48%

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

The fair value of each option granted is estimated using the Black-Scholes option pricing method. The volatility is based on the Company’s historical volatility. The risk-free interest rate assumption is based on observed Treasury yields over the expected term of the options granted with USD-denominated exercise prices (options granted in the past with NIS-denominated exercise prices used the equivalent Israeli government bond yields). The Company’s management uses the mid-point between the vesting date and the contractual term for each vesting tranche or its expectations, as applicable, of each option as its expected term. The expected term of the options granted represents the period of time that granted options are expected to remain outstanding

The fair value of each option granted in the six months ended June 30, 2019 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Six months ended
June 30, 2019
Value of ordinary share	$1.03 - $1.54
Dividend yield	0%
Expected volatility	51.5% - 68.6%
Risk-free interest rate	2.2% - 2.5%
Expected term (years)	5.5 - 6.9

The fair value of each option granted in the six months ended June 30, 2020 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Six months ended
June 30, 2020
Value of ordinary share	$0.23 - $0.24
Dividend yield	0%
Expected volatility	65.6% - 67.3%
Risk-free interest rate	0.36% to 0.45%
Expected term (years)	5.5 - 7.0

The following table summarizes the number of options outstanding and exercisable as of June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding - January 1, 2020	3,822,374	$2.50	8.5
Granted	775,000
Forfeited/expired/cancelled	(418,096)
Options outstanding - June 30, 2020	4,179,278	$2.31	8.3
Options exercisable - June 30, 2020	2,434,232	$3.06	7.7

The aggregate intrinsic value of both outstanding and exercisable options at June 30, 2020 is $0.

The following table illustrates the effect of share-based compensation on the statements of operations (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$54	$142	$127	$284
General and administrative	24	226	137	464
	$78	$368	$264	$748

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

The following ordinary shares underlying stock options and warrants were excluded from the calculation of diluted net loss per ordinary share, because their effect would have been anti-dilutive for the three and six month periods presented:

	2020	2019
Stock Options	4,179,278	3,973,858
Warrants	10,975,959	10,975,959

9. Subsequent events

COVID-19 Outbreak

In March 2020 the World Health Organization declared the global novel coronavirus (COVID-19) outbreak a pandemic. As of August 5, 2020, the Company’s operations have not been significantly impacted by the COVID-19 outbreak. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned pre-clinical development activities.

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

On September 13, 2019, we entered into a Collaboration and License Agreement (the “License Agreement”) with ADT Pharmaceuticals, LLV (“ADT”), pursuant to which we acquired the rights to two small molecule developmental programs targeting oncogenic pathways, focused on pan-mutant RAS inhibitors (our “pan-RAS-inhibitor program”) and inhibitors of PDE10 and the β-catenin pathway, respectively. Under the License Agreement, we are primarily responsible for the research, development, manufacturing, regulatory and commercial activities with respect to the compounds conveyed and contemplated thereunder. Our operations are focused on the successful development, regulatory approval and commercialization of products derived from such compounds.

Since entering into the License Agreement, we have focused our efforts on the development of our pan-RAS-inhibitor program. In order to advance this program, our management had been working to identify additional financing sources and/or potential co-development partners. Such efforts, however, have not resulted in opportunities that are sufficiently mature to date. As a result, we have decided to undertake certain cost-saving measures, including a workforce reduction and temporary pause of our internal and external research and development activities with respect to our pan-RAS-inhibitor program, in order to conserve cash and preserve optionality while alternatives are being identified and assessed. The workforce reduction is expected to include 3 employees, which represent approximately 60% of our workforce as of June 30, 2020, and is expected to be completed in the 3rd quarter of 2020. We may incur severance related charges and other costs due to events associated with or resulting from the workforce reduction.

We have also engaged Oppenheimer & Co. to act as our financial advisor to review strategic alternatives focused on maximizing stockholder value. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

Our corporate structure consists of a parent company, Anchiano Therapeutics Ltd., incorporated in Israel, which wholly owns a subsidiary, Anchiano Therapeutics Israel Ltd, incorporated in Israel, which itself wholly owns a subsidiary, Anchiano Therapeutics, Inc. incorporated in Delaware. We currently maintain offices in Cambridge, Massachusetts.

License Agreement

In September 2019, we publicly announced that we had entered into the License Agreement with ADT. Pursuant to the terms and conditions set forth in the License Agreement, we mutually agreed to use commercially reasonable efforts to conduct research and development activities of novel small-molecule inhibitors (RAS and PDE10/β-catenin). As part of the arrangement, we are primarily responsible for the research, development, manufacturing and regulatory activities and ADT will assist with the research activities as necessary in exchange for a quarterly fee. In connection with the License Agreement, ADT also granted us exclusive rights to research, develop, manufacture and commercialize the aforementioned compounds relating to patents owned by ADT and any products containing such compounds worldwide. In consideration for the rights granted under the License Agreement, we paid ADT a $3 million upfront fee in 2019, and agreed to pay to ADT (i) a fee upon transfer of the know-how and intellectual property rights to us; and (ii) additional payments, including milestone and royalty payments. We have the ability to terminate the License Agreement at any time in its entirety or on a compound-by-compound basis after providing 90 days written notice to ADT. Since there is no alternative future use for the upfront fee, we accounted for it as a research and development expense.

In April 2020, we notified Yissum Technology Transfer Company of the Hebrew University Ltd. (“Yissum”) that as a result of our previous decision to discontinue clinical development of inodiftagene, we will cease payments to maintain intellectual property ("IP") we licensed from Yissum that supported the development. Yissum informed us that it deems the our decision a breach of the licensing and development agreement between the parties (“License Agreement”) and expects us to take steps necessary to return the licensed IP to Yissum promptly. Yissum did not assert any demands for monetary relief in its notice to us. We and Yissum have agreed on terms to terminate the License Agreement, return all IP documentation to Yissum and to mutually waive, release and discharge the other party from all claims of any type. An agreement relating to such is expected to be signed in the third quarter of 2020.

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

Starting in the third quarter of 2020, we expect our primary focus to shift away from research and development activities to general and administrative expenses as we execute our review of strategic alternatives focused on maximizing stockholder value.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including share-based compensation related to directors and employees, facility costs, patent application and maintenance expenses, and external professional service costs, including legal, accounting, audit, finance, business development, investor relations and human resource services, and other consulting fees. Beginning with the third quarter of 2020, our general and administrative expenses are also expected to include costs related to the engagement of advisors in connection with our review of strategic alternatives to maximize stockholder value.

Finance (Income) Expense, Net

Finance (Income) expense, net, consisted primarily of finance expenses recorded due to revaluation of investor warrants at fair value during a period where these could not be classified within equity (for more details, see Note [7a] in “Item 1. Financial Statements Unaudited” above), offset by interest income received on the Company’s cash and cash equivalents and foreign currency exchange gains and losses.

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

Pursuant to our strategic decision to temporarily pause development of the pan-RAS-inhibitor program and to preserve liquid resources, we have decided to undertake certain cost-saving measures. These measures will include severing employees and vacating our Cambridge facility. We anticipate taking a restructuring charge in the third quarter of 2020 as a result of these restructuring activities. The Company is currently in the process of determining the amount of the restructuring charge. With regards to the resignation of Dr. Frank Haluska the Company has a potential maximum exposure of up to $0.4 million relating to claims of “Good Reason” resignation. It is the Company’s position that the CEO resigned without Good Reason, is not entitled to severance, and the Company will contest any and all claims for severance.

Results of Operations

Below is a summary of our results of operations for the periods indicated:

	Three months ended				Six months ended
	June 30,		Increase/(decrease)		June 30,		Increase/(decrease)
	2020	2019	$	%	2020	2019	$	%
				(in thousands)
Operating expenses:
Research and development	$1,307	$2,576	$(1,269)	-49%	$2,357	$6,711	$(4,354)	-65%
General and administrative	2,176	1,962	214	11%	4,001	3,253	748	23%
Restructuring expense	-	-	-	-	670	-	670	-
Operating loss	(3,483)	(4,538)	(1,055)	23%	(7,028)	(9,964)	(2,936)	29%
Financing (income) expense, net	(2)	(99)	97	-98%	(12)	4,388	(4,400)	-100%
Net loss	$(3,481)	$(4,439)	$(958)	22%	$(7,016)	$(14,352)	$(7,336)	51%

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

Research and development expenses

Research and development expense decreased by approximately $1.3 million, or 49%, and $4.4 million, or 65%, in the three and six months ended June 30, 2020, respectively, from the comparable periods of 2019. The decrease is primarily due to reductions in third-party clinical trial and manufacturing costs associated with the Phase 2 Codex clinical trial which was discontinued in November 2019, partially offset by third-party development costs incurred in 2020 associated with the RAS program acquired in September 2019.

As a result of the restructuring decisions made in July 2020, we anticipate research and development expenses will decrease significantly in future periods as the Company temporarily pauses its research activities on the RAS programs, severs its research and development employees and vacates its facilities.

General and administrative expenses

General and administrative costs increased by approximately $0.2 million, or 11%, and $0.7 million, or 23%, in the three and six months ended June 30, 2020, respectively, from the comparable period of 2019. The increase is primarily due to increased personnel costs, insurance costs and professional fees associated with establishing an infrastructure to support a U.S. publicly traded company after the Company’s initial public offering in February 2019.

As a result of the restructuring decisions made in July 2020, we anticipate general and administrative expenses will decrease significantly in future periods as the Company rationalizes its general and administrative employees and other corporate activities and vacates its Cambridge facility.

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

Restructuring expenses incurred during the second quarter of 2020 were comprised principally of contract termination costs, employee severance and associated termination costs related to the reduction of our workforce, and costs associated with the early termination of our lease facility.

In July 2020, we made the strategic decision to temporarily pause development of our RAS program and to institute various cost savings measures to preserve liquid resources. These activities will include severing employees and vacating our Cambridge facility. We anticipate taking a restructuring charge in the third quarter of 2020 as a result of these restructuring activities. The Company is currently in the process of determining the amount of the restructuring charge.

Financing (income) expense, net

Financing (income) expense, net decreased by approximately $0.1 million, or 98%, and $4.4 million, or 100%, in the three and six months ended June 30, 2020, respectively, from the comparable periods of 2019.

In the three and six months ended June 30, 2020, finance expense was primarily interest income, foreign currency exchange rate gains and gains associated with the sale of laboratory equipment from our now closed Israeli operation.

For the three and six months ended June 30, 2019, finance expense of was primarily related to the revaluation of investor warrants at fair value during a period where these could not be classified within shareholders’ equity, due to the following circumstances:

On initial measurement, the warrants together with their price protections were classified as equity instruments that are not subsequently measured at fair value, and thus we allocated the proceeds according to the relative fair value of the instruments. However, we changed our functional currency from NIS to USD as of January 1, 2019. Due to this change from this date, the exercise price of the warrants was no longer denominated in our functional currency and the warrants were therefore not considered indexed to our own stock according to ASC 815-40 and no longer met all the criteria to be classified within equity. Therefore, the warrants were reclassified as a liability at their fair value as of January 1, 2019, and any difference was accounted for as an adjustment to equity. Upon our Nasdaq initial public offering of February 14, 2019, the warrants’ exercise price currency was changed to US dollars. As a result, the warrants were reclassified within equity. Consequently, the warrants were measured at fair value from January 1, 2019 until February 14, 2019, with resulting finance expenses of $4.6 million, until they were reclassified within equity.

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Six months ended
	June 30,		Increase/(decrease)
	2020	2019	$	%
	(in thousands)
Net cash used in operating activities	$(8,966)	$(7,037)	$1,929	27%
Net cash provided by (used in) investing activities	85	(91)	(176)	-193%
Net cash provided by financing activities	-	26,621	(26,621)	-100%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(8,881)	$19,493	$(28,374)	-146%

Operating activities

Net cash used in operating activities increased by $1.9 million, or 27%, for the six months ended June 30, 2020 compared to the same period of 2019. Net loss adjusted for non-cash activities was $6.5 million for the six months ended June 30, 2020 compared to $8.9 million resulting in favorable cash flow of $2.4 million. This was more than offset by unfavorable changes in working capital of approximately $4.3 million. The unfavorable changes in working capital was primarily driven by a significant prepayment for contract manufacturing in 2018 which reversed and generated favorable cash flow in 2019 with no similar impact in 2020, and a decrease in accounts payables and accruals in 2020 reflecting the overall reduction in research and development expense in addition to payment of severance and contractual cancellation costs associated with restructuring activities accrued at December 31, 2019.

Investing activities

Investing activities in the six months ended June 30, 2020 reflect net proceeds of $0.1 million from the sale of laboratory equipment from our now closed facility in Israel, partially offset by purchases of fixed assets. Investing activities in the six months ended June 30, 2019 were purchases of fixed assets.

Financing activities

Financing activities in the six months ended June 30, 2019 reflect the net proceeds from our IPO on February 14, 2019. There were no financing activities in the six months ended June 30, 2020.

Contractual Commitments

The Company’s contractual commitments are as follows at June 30, 2020 (in thousands):

Operating Lease
Remainder of 2020	$117
2021	189
2022	16
Total	$322

Effects of Currency Fluctuation

Currency fluctuations could affect us through increased or decreased costs, mainly for goods and services acquired outside of the United States. Currency fluctuations have not had a material effect on our results of operations during the six months ended June 30, 2020 or 2019.

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

Recently-Issued Accounting Pronouncements

Certain recently-issued accounting pronouncements are discussed in Note [2], Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements Unaudited.”

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at June 30, 2020 of $112.3 million. The Company has financed operations to date primarily through public and private placements of equity securities. The Company anticipates that it will continue to incur net losses for the foreseeable future, including in connection with costs associated with its strategic review process. The Company believes that its existing cash and cash equivalents will only be sufficient to fund its projected cash needs into the first quarter of 2021. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. To meet future capital needs, the Company would need to raise additional capital through equity or debt financing or other strategic transactions. However, any such financing may not be on favorable terms or even available to the Company. The failure of the Company to obtain sufficient funds on commercially-acceptable terms when needed, would have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of the Company’s expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Board of Directors (currently acting in the capacity of our principal executive officer) and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 17, 2020, under the heading “Risk Factors” except as discussed below, and investors should review the risks provided in such Form 10-K and below, prior to making an investment in our company. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2019 under “Risk Factors” or below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

There can be no assurance that our review of strategic alternatives will result in any additional stockholder value, and speculation and uncertainty regarding the outcome of our review of strategic alternatives may adversely impact our business, financial condition and results of operations.

In July 2020, we engaged Oppenheimer & Co. to act as our financial advisor to conduct a review of strategic alternatives focused on maximizing stockholder value. There can be no assurances that the strategic alternatives review process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for stockholders. Any potential transaction will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction and the availability of financing. If we fail to successfully complete a strategic transaction, we may not be able to otherwise source adequate liquidity to fund our operations, meet our obligations, and continue as a going concern.

The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. We expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives, and may incur substantial expenses associated with consummating a strategic alternative, if any is consummated, including those related to equity compensation, severance pay, legal, accounting and financial advisory fees, the payment of potential liabilities related to early termination of pre-existing contracts and other fees and payments that may be payable in the event of a strategic transaction.

In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board of Directors from our business, could require that we make changes to our headcount, may negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.

Although we have regained compliance with the requirements for continued listing on Nasdaq, we could in the future fail to satisfy Nasdaq’s continued listing requirements, which in turn could result in the ADSs being delisted from Nasdaq, adversely affecting ADS liquidity and our ability to access the capital markets and/or engage in a strategic transaction.

Our ADSs are listed for trading on Nasdaq. On April 15, 2020, we received a deficiency letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price of the ADSs has not been maintained at the minimum required closing bid price of at least $1.00 per ADS, as required for continued listing on the Nasdaq Capital Market. We were provided an initial period of 180 calendar days, or until October 12, 2020, to regain compliance. One June 5, 2020 we received a letter from Nasdaq notifying us that we had regained compliance with the exchange’s continued listing requirements.

Although we have regained compliance with the Nasdaq listing requirements, Nasdaq will continue to monitor our ongoing compliance. No assurance can be given that we will continue to meet applicable Nasdaq continued listing standards. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of the ADSs, which could materially reduce the liquidity of our ADSs and result in a corresponding material reduction in the price of our ADSs. In addition, delisting could harm our ability to raise capital on terms acceptable to us, or at all, inhibit our ability to engage in a strategic transaction and lead to potential loss of confidence by investors and other stakeholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

[None.]

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

[None.]

Item 6.	Exhibits.

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporate by
Exhibit Number	Description	Form	File No	Date of Filing	Exhibit No.	Filed Herewith
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.					X

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2(2)	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

(1)	The certifications on Exhibit 32 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2020

ANCHIANO THERAPEUTICS LTD.

By:	/s/ Ruth Alon	/s/ Neil Cohen
	Ruth Alon	Neil Cohen
	Director	Director
(Principal Executive Officer)

Following the resignation of the Company’s Chief Executive Officer, Dr. Frank Haluska, on July 2, 2020, the Board of Directors assumed primary responsibility for the management of the Company. The directors whose signatures appear above are signing this document on behalf of the full Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2020

ANCHIANO THERAPEUTICS LTD.

By:	/s/ Andrew Fine
Andrew Fine
Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer and duly Authorized Signatory)