Form 10-Q
period 2020-09-30
Anchiano Therapeutics Ltd.
filed 2020-11-16
CIK 1534248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38807

Anchiano Therapeutics Ltd.

(Exact Name of Registrant as Specified in its Charter)

Israel	81-3676773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Building 1400E Suite 14-105 Cambridge, MA 02139
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

As of November 16, 2020, the registrant had 37,099,352 ordinary shares outstanding.

ANCHIANO THERAPEUTICS LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•	references to “Anchiano Therapeutics Ltd.” “Anchiano,” the “Company,” “us,” “we” and “our” refer to Anchiano Therapeutics Ltd. an Israeli company and its consolidated subsidiaries;

•	references to “ordinary shares,” “our shares” and similar expressions refer to the Company’s ordinary shares, no nominal (par) value;

•	references to “ADS” refer to the American Depositary Shares listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “ANCN,” each representing five ordinary shares of the Company;

•	references to “dollars,” “U.S. dollars” and “$” are to U.S. Dollars;

•	references to “NIS” are to New Israeli Shekels; and

•	references to the “SEC” are to the U.S. Securities and Exchange Commission.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019

ANCHIANO THERAPEUTICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$6,768	$17,575
Prepaid expenses and other	620	636
Total current assets	7,388	18,211

Property and equipment, net	15	158
Operating lease right-of-use	234	1,199
Other non-current assets	52	187
Total assets	$7,689	$19,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables	$482	$875
Accrued expenses and other	1,620	2,855
Operating lease liability	173	391
Total current liabilities	2,275	4,121

Non-current operating lease liability	63	725
Total liabilities	2,338	4,846

Commitments and contingencies

Shareholders' equity:
Ordinary shares, no par value - authorized 500,000,000 shares as of September 30, 2020 and 100,000,000 shares as of December 31,2019; issued and outstanding 37,099,352 shares at September 30, 2020 and December 31,2019	-	-
Paid-in capital	119,375	119,468
Currency translation differences reserve	872	872
Accumulated deficit	(114,896)	(105,431)
Total shareholders' equity	5,351	14,909
Total liabilities and shareholders' equity	$7,689	$19,755

See accompanying notes to unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Operations and Comprehensive Loss for the Nine Months Ended September 30, 2020 and 2019

ANCHIANO THERAPEUTICS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$1,252	$5,565	$3,609	$12,276
General and administrative	1,125	1,705	5,126	4,958
Restructuring expense	79	-	749	-
Total operating expenses	2,456	7,270	9,484	17,234

Finance (income) expense, net	(7)	(102)	(19)	4,286

Net loss and comprehensive loss	$(2,449)	$(7,168)	$(9,465)	$(21,520)

Basic and diluted loss per share	$(0.07)	$(0.19)	$(0.26)	$(0.64)

Weighted average number of shares outstanding - basic and diluted	37,099,352	37,099,352	37,099,352	33,551,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2020 and 2019

ANCHIANO THERAPEUTICS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited, in thousands, except share data)

				Currency
	Ordinary shares			translation
	Number of	Amounts	Paid-in	differences	Accumulated
	shares	(*)	capital	reserve	deficit	Total
Balance at January 1, 2020	37,099,352	$-	$119,468	$872	$(105,431)	$14,909
Share-based compensation	-	-	264	-	-	264
Net loss	-	-	-	-	(7,016)	(7,016)
Balance at June 30, 2020	37,099,352	-	119,732	872	(112,447)	8,157
Share-based compensation	-	-	(357)	-	-	(357)
Net loss	-	-	-	-	(2,449)	(2,449)
Balance at September 30, 2020	$37,099,352	$-	$119,375	$872	$(114,896)	$5,351

Balance at January 1, 2019	15,575,682	$-	$87,240	$872	$(78,307)	$9,805
Issuance of shares, net	21,523,670	-	26,500	-	-	26,500
Reclassification of warrants due to reassessment	-	-	(3,628)	-	-	(3,628)
Reclassification of warrants due to modification	-	-	8,198	-	-	8,198
Share-based compensation	-	-	748	-	-	748
Net loss	-	-	-	-	(14,374)	(14,374)
Balance at June 30, 2019	37,099,352	-	119,058	872	(92,681)	27,249
Share-based compensation	-	-	321	-	-	321
Net loss	-	-	-	-	(7,168)	(7,168)
Balance at September 30, 2019	37,099,352	$-	$119,379	$872	$(99,849)	$20,402

(*) No par value

(*) No par value

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019

ANCHIANO THERAPEUTICS LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net loss	$(9,465)	$(21,520)
Adjustments required to reconcile net loss to net cash used in operating activities:
Financing costs, net	-	4,652
Depreciation	77	70
Gain on sale of property and equipment	(19)	-
Share-based payments	(93)	1,069
Write-off of right-of-use related to restructuring	85	-
Changes in operating asset and liabilities:
Prepaid and other current	16	4,823
Other non-current assets	5	70
Trade payables	(393)	913
Accrued expenses and other	(1,235)	(621)
Net cash used in operating activities	(11,022)	(10,544)

Investing activities:
Purchase of property and equipment	(34)	(346)
Proceeds from sale of property and equipment	119	-
Net cash provided by (used in) investing activities	85	(346)

Financing activities:
Proceeds from issuance of ordinary shares and warrants	-	30,500
Issuance costs	-	(3,879)
Net cash provided by financing activities	-	26,621

Increase (decrease) in cash, cash equivalents and restricted cash	(10,937)	15,731
Cash, cash equivalents and restricted cash at, beginning of period	17,705	7,640
Cash, cash equivalents and restricted cash at, end of period	$6,768	$23,371

Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	$6,768	$23,241
Restricted cash	-	130
Total cash, cash equivalents and restricted cash	$6,768	$23,371

Supplemental disclosure of cash flow information:
Reclassification of warrants due to reassessment	$-	$3,628
Reclassification of warrants due to modification	$-	$8,198
Taxes paid in cash	$-	$605
Interest paid in cash	$-	$4

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

In January 2020, the Board of Directors of the Company approved management’s recommendation to close the Company’s office and laboratories located in Israel. Following the closure of the Israeli facilities at the end of May 2020, the Company’s sole remaining office is located in Cambridge, Massachusetts (for details, see Note 4 below). The Company currently maintains the lease on this facility in good standing and is also assessing the ability of the staff to continue working remotely under the restrictions of COVID-19.

In March 2020 the World Health Organization declared the global novel coronavirus (COVID-19) outbreak a pandemic. As of October 14, 2020, the Company’s operations have not been significantly impacted by the COVID-19 outbreak. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned pre-clinical development activities.

On July 2, 2020, the Company’s Chief Executive Officer Dr. Frank Haluska sent a letter to the Company’s Chairman outlining Dr. Haluska’s belief that events had occurred that were sufficient to trigger his ability to resign for “Good Reason” under his employment agreement. The Board informed Dr. Haluska that it disagreed with the letter’s assertions regarding “Good Reason” and treated the letter as a constructive resignation effective as of July 2, 2020. On July 12, 2020, Dr. Frank Haluska tendered his written resignation from the Company’s Board of Directors, effective immediately. Dr. Haluska referenced the matters articulated in his letter of July 2, 2020, and the Company’s response and actions following receipt of the letter as the basis for his resignation from the Board. It is the Company’s position, based on its legal counsel, that the CEO resigned without Good Reason, is not entitled to severance, and the Company will contest any and all claims for severance. Prior to the appointment of Mr. Neil Cohen as CEO in October 2020 (see below) the Board handled all matters related to CEO duties.

On October 20, 2020, the Company appointed Mr. Neil Cohen as Chief Executive Officer of the Company, effective immediately. Mr. Cohen will continue to serve as a member of the Company’s board of directors. The Company also appointed Andrew Fine to serve as the Chief Financial Officer of the Company, effective immediately. Mr. Fine previously served as the Company’s Interim Chief Financial Officer pursuant to a subcontracting agreement.

In light of business circumstances, and in order to conserve cash and preserve optionality while alternatives are being identified and assessed, the Company made a decision during July 2020 to undertake reductions in headcount and other cost saving measures. These include plans to temporarily reduce its internal and external research and development work on the Company’s pan-RAS-inhibitor program until there is greater clarity regarding Anchiano’s ability to fund the program. The Company continues to undertake actions for the promotion of the program and its assets and towards strengthening the protection of all related intellectual property.

As a result of the above the Company took charges associated with severance and, discontinuation of external clinical development activities,. These charges amounted to $1.03 million for discontinuation of external clinical development activities and $0.5 million for severance (see Notes 6 and 7 below).

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

Liquidity

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying condensed consolidated financial statements, the Company has incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at September 30, 2020 of $114.9 million. The Company has financed operations to date primarily through public and private placements of equity securities. The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company believes that its existing cash and cash equivalents will only be sufficient to fund its projected cash needs into the first quarter of 2021. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. To meet future capital needs, the Company would need to raise additional capital through equity or debt financing or other strategic transactions. However, any such financing may not be on favorable terms or may not be available to the Company on any terms. The failure of the Company to obtain sufficient funds on commercially-acceptable terms when needed, would have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of the Company’s expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Interim Financial Information

The interim condensed consolidated financial statements included in this quarterly report are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2020, and its results of operations for the three and nine months ended September 30, 2020 and 2019, changes in shareholders’ equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The December 31, 2019 balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2019 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

3. Accrued expenses and other

Accrued and other current liabilities consist of the following for the periods indicated (in thousands):

	September 30,	December 31,
	2020	2019
Accrued expenses	$1,361	$372
Restructuring accrual	238	2,161
Payroll and related	21	60
Liability for employee rights upon retirement	-	262
	$1,620	$2,855

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

The Company currently maintains the lease in good standing and is assessing the ability of the staff to continue working remotely under the restrictions of COVID-19. .

5. License Agreement

In September 2019, the Company announced that it entered into an option to license agreement with ADT Pharmaceuticals, LLC (“ADT”). Pursuant to the terms and conditions set forth in the agreement, the parties agreed to conduct research and development activities of novel small-molecule inhibitors (RAS and PDE10/β-catenin). As part of the arrangement, the Company is primarily responsible for the research, development, manufacturing and regulatory activities and ADT assists with the research activities as necessary in exchange for a quarterly fee from the Company. In connection with the agreement, ADT also granted the Company exclusive rights to research, develop, manufacture and commercialize the aforementioned compounds relating to patents owned by ADT and any products containing such compounds worldwide. In consideration for the rights granted under the agreement, the Company committed to pay ADT (i) a $3 million upfront fee; (ii) a fee upon transfer of the know-how and intellectual property rights to the Company; and then (iii) additional payments, including milestone and royalty payments. The Company has the ability to terminate the agreement at any time in its entirety or on a compound-by-compound basis after providing 90 days written notice to ADT. The upfront fee was paid in the third quarter of 2019. The Company accounted for the upfront fee and additional payments as a research and development expenses and continues to make ongoing payments to ADT in support of its maintenance of the Company’s assets.

In April 2020, the Company notified Yissum Technology Transfer Company of the Hebrew University Ltd. (“Yissum”) that as a result of the Company’s previous decision to discontinue clinical development of inodiftagene, it will cease payments to maintain intellectual property (“IP”) it licensed from Yissum that supported the development and as related to a licensing and development agreement between the parties (“License Agreement”). In August 2020 the Company agreed with Yissum on termination of the License Agreement, the Company destroyed or returned all IP documentation to Yissum and Yissum and the Company mutually waived, released and discharged the other from all claims of any type.

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

The following table represents a roll forward of the restructuring and other activities noted above (in thousands):

	CRO, Manufacturing and other related	Severance- related	Facility and Leases	Total
Balance, January 1, 2020	$2,572	$336	$-	$2,908
Expenses	502	-	247	749
Paid or consumed	(2,835)	(336)	(247)	(3,138)
Balance, September 30, 2020	$238	$-	$-	$238

7. Research and development

As noted above, and in conjunction with the Company’s decision to reassess its strategy around research and development efforts of its scientific and assets, in the third quarter the Company took charges associated with severance and, discontinuation of clinical development activities,. These charges amounted to $1.03 million for discontinuation of clinical development activities and $0.5 million for severance of research and development personnel.

8. Shareholders’ Equity

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

Effective January 1, 2019, the Company changed its functional currency from NIS to USD. Due to this change, the exercise price of the warrants was no longer denominated in the Company’s functional currency and therefore not considered indexed to the Company’s own shares according to ASC 815-40.  Accordingly, the Company recorded the fair value of the warrants as a liability at January 1, 2019.

Subsequently, upon the Company’s Nasdaq initial public offering on February 14, 2019, the warrants’ term was modified such that the exercise price currency was changed to USD. As a result, the warrants were once again considered indexed to the Company’s own shares according to ASC 815-40. Accordingly, the fair value of the warrants at February 14, 2019 was reclassified from a liability to equity on that date.

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

The Company has determined the fair value of the warrants (a Level 3 valuation) as of January 1, 2019 and February 14, 2019. The fair value of these warrants was estimated by implementing the Probability-Weighted Expected Return Method or the Black-Scholes Method. The following parameters were used:

	Derivative Financial Instrument
	February 14, 2019	January 1, 2019
Share price	$1.84	$2.50
Expected term	End of 2022	End of 2022
Risk free rate	2.49%	1.37%
Volatility	52%	48%

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

The fair value of each option granted is estimated using the Black-Scholes option pricing method. The volatility is based on the Company’s historical volatility. The risk-free interest rate assumption is based on observed Treasury yields over the expected term of the options granted with USD-denominated exercise prices (options granted in the past with NIS-denominated exercise prices used the equivalent Israeli government bond yields). The Company’s management uses the mid-point between the vesting date and the contractual term for each vesting tranche or its expectations, as applicable, of each option as its expected term. The expected term of the options granted represents the period of time that granted options are expected to remain outstanding

The fair value of each option granted in the nine months ended September 30, 2019 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine months ended
September 30, 2019
Value of ordinary share	$1.03 - $1.54
Dividend yield	0%
Expected volatility	51.5% - 68.6%
Risk-free interest rate	2.2% - 2.5%
Expected term (years)	5.5 - 6.9

The fair value of each option granted in the nine months ended September 30, 2020 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Nine months ended
September 30, 2020
Value of ordinary share	$0.15 - $0.17
Dividend yield	0%
Expected volatility	64.9% - 67.4%
Risk-free interest rate	0.30% to 0.39%
Expected term (years)	5.5 - 6.5

The following table summarizes the number of options outstanding and exercisable as of September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Options outstanding - January 1, 2020	3,822,374	$2.50	8.5
Granted	885,000
Forfeited/expired/cancelled	(1,578,031)
Options outstanding - September 30, 2020	3,129,343	$2.44	7.9
Options exercisable - September 30, 2020	2,389,840	$3.01	7.5

The aggregate intrinsic value of both outstanding and exercisable options at September 30, 2020 is $0.

The following table illustrates the effect of share-based compensation on the statements of operations (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$(290)	$154	$(166)	$438
General and administrative	(67)	168	70	632
	$(357)	$322	$(96)	$1,070

The negative amounts for both Research and development and General and administrative reflect the forfeiture of vested stock options and the reversal of accrued compensation on account of future vesting on stock options that were granted to employees who were terminated as part of the Company’s restructuring activities as mentioned above.

9. Net Loss per share

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

The following ordinary shares underlying stock options and warrants were excluded from the calculation of diluted net loss per ordinary share, because their effect would have been anti-dilutive for the three and nine month periods presented:

	September 30
	2020	2019
Stock Options	3,129,343	3,985,858
Warrants	10,975,959	10,975,959

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since entering into the License Agreement, we have focused our efforts on the development of our pan-RAS-inhibitor program. In order to advance this program, our management had been working to identify additional financing sources and/or potential co-development partners. Such efforts, however, have not resulted in opportunities that are sufficiently mature to date. As a result, we decided to undertake certain cost-saving measures, including a workforce reduction and temporary reduction of our internal and external research and development activities with respect to our pan-RAS-inhibitor program, in order to conserve cash and preserve optionality while alternatives are being identified and assessed. We continue to maintain and support the development of our rights in the program including the License Agreement with ADT (see below) and intellectual property protection activities. The workforce reduction included 3 employees, which represented approximately 60% of our workforce as of June 30, 2020, and was completed in the 3rd quarter of 2020. We incurred severance related charges of $0.5 million in the third quarter as well as $0.9 million in other costs due to events associated with or resulting from our research and development workforce reduction and refocus in relation to external development activities.

We have also engaged Oppenheimer & Co. to act as our financial advisor to review strategic alternatives focused on maximizing shareholder value. Despite undertaking this process, we may not be successful in completing a transaction, and, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance shareholder value.

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

In April 2020, we notified Yissum Technology Transfer Company of the Hebrew University Ltd. (“Yissum”) that as a result of our previous decision to discontinue clinical development of inodiftagene, we will cease payments to maintain intellectual property ("IP") we licensed from Yissum under the licensing and development agreement between the parties (“License Agreement”). In August 2020 we agreed with Yissum on termination of the License Agreement, we destroyed or returned all IP documentation to Yissum and we and Yissum mutually waived, released and discharged each other from all claims of any type..

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

In the third quarter of 2020, we saw a shift away from research and development costs to general and administrative expenses as we executed our review of strategic alternatives focused on maximizing shareholder value. This has been undertaken while ensuring that we maintain the viability of our research and development assets and continue to maintain full and extensive protection our intellectual property.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including share-based compensation related to directors and employees, facility costs, patent application and maintenance expenses, and external professional service costs, including legal, accounting, audit, finance, business development, investor relations and human resource services, and other consulting fees. Beginning with the third quarter of 2020, our general and administrative expenses also include initial costs related to the engagement of advisors in connection with our review of strategic alternatives to maximize shareholder value.

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

Pursuant to our strategic decision to temporarily reduction development of the pan-RAS-inhibitor program and to preserve liquid resources, we decided to undertake certain cost-saving measures. These measures included severing employees and contract terminations.. . With regards to the resignation of Dr. Frank Haluska the Company has a potential maximum exposure of up to $0.4 million relating to claims of “Good Reason” resignation. It is the our position that the CEO resigned without Good Reason, is not entitled to severance, and the Company will contest any and all claims for severance.

Results of Operations

Below is a summary of our results of operations for the periods indicated:

	September 30,		Increase/(decrease)		September 30,		Increase/(decrease)
	2020	2019	$	%	2020	2019	$	%
	(in thousands)
Operating expenses:
Research and development	$1,252	$5,565	$(4,313)	-78%	$3,609	$12,276	$(8,667)	-71%
General and administrative	1,125	1,705	(580)	-34%	5,126	4,958	168	3%
Restructuring expense	79	-	79	-	749	-	749	-
Operating loss	(2,456)	(7,270)	(4,814)	66%	(9,484)	(17,234)	(7,750)	45%
Financing (income) expense, net	(7)	(102)	95	-93%	(19)	4,286	(4,305)	-100%
Net loss	$(2,449)	$(7,168)	$(4,719)	66%	$(9,465)	$(21,520)	$(12,055)	56%

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

Research and development expenses

Research and development expense decreased by approximately $4.3 million, or 78%, and $8.7 million, or 71%, in the three and nine months ended September 30, 2020, respectively, from the comparable periods of 2019. The decrease is primarily due to the restructuring decisions made in July 2020and the related decision to temporarily reduction our research activities on the RAS programs and sever our research and development employees while continuing to undertake all necessary actions for the maintenance of the program, its assets and all related intellectual property and licenses. Research and development expenses include charges that amounted to $1.03 million for discontinuation of clinical development activities and $0.5 million for severance.

General and administrative expenses

General and administrative costs decreased by approximately $0.6 million, or 34%, and increased by approximately$0.2 million, or 3%, in the three and nine months ended September 30, 2020, respectively, from the comparable period of 2019. The decrease is primarily due the restructuring decisions made in July 2020 as we rationalized our general and administrative employees and other corporate activities.

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

Restructuring expenses incurred during the second and third quarters of 2020 were comprised principally of contract termination costs, employee severance and associated termination costs related to the reduction of our workforce.

In July 2020, we made the strategic decision to temporarily reduction development of our RAS program and to institute various cost savings measures to preserve liquid resources. At the same time we continued to actively pursue the maintenance of our Licensing Agreement with ADT and protection of our intellectual property assets. The cost saving activities included severing employees and contract termination with outsourced contractors working on clinical activities.

Financing (income) expense, net

Financing (income) expense, net decreased by approximately $0.1 million, or 93%, and $4.3 million, or 100%, in the three and nine months ended September 30, 2020, respectively, from the comparable periods of 2019.

In the three and nine months ended September 30, 2020, finance expense was primarily interest income, foreign currency exchange rate gains and gains associated with the sale of laboratory equipment from our now closed Israeli operation.

For the three and nine months ended September 30, 2019, finance expense of was primarily related to the revaluation of investor warrants at fair value during a period where these could not be classified within shareholders’ equity, due to the following circumstances:

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

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Nine months ended
	September 30,		Increase/(decrease)
	2020	2019	$	%
	(in thousands)
Net cash used in operating activities	$(11,022)	$(10,544)	$478	5%
Net cash provided by (used in) investing activities	85	(346)	(431)	-125%
Net cash provided by financing activities	-	26,621	(26,621)	-100%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,937)	$15,731	$(26,668)	-170%

Operating activities

Net cash used in operating activities increased by $0.5 million, or 5%, for the nine months ended September 30, 2020 compared to the same period of 2019. Net loss adjusted for non-cash activities was $9.4 million for the nine months ended September 30, 2020 compared to $15.7 million for the nine months ending September 30, 2019, resulting in favorable cash flow of $6.4 million. This was more than offset by unfavorable changes in working capital of approximately $6.6 million. The unfavorable changes in working capital was primarily driven by a significant prepayment for contract manufacturing in 2018 which reversed and generated favorable cash flow in 2019 with no similar impact in 2020, and a decrease in accounts payables and accruals in 2020 reflecting the overall reduction in research and development expense in addition to payment of severance and contractual cancellation costs associated with restructuring activities accrued at December 31, 2019.

Investing activities

Investing activities in the nine months ended September 30, 2020 reflect net proceeds of $0.1 million from the sale of laboratory equipment from our now closed facility in Israel, partially offset by purchases of fixed assets. Investing activities in the nine months ended September 30, 2019 were purchases of fixed assets.

Financing activities

Financing activities in the nine months ended September 30, 2019 reflect the net proceeds from our IPO on February 14, 2019. There were no financing activities in the nine months ended September 30, 2020.

Contractual Commitments

The Company’s contractual commitments are as follows at September 30, 2020 (in thousands):

Operating Lease
Remainder of 2020	$71
2021	189
2022	16
Total	$276

Effects of Currency Fluctuation

Currency fluctuations could affect us through increased or decreased costs, mainly for goods and services acquired outside of the United States. Currency fluctuations have not had a material effect on our results of operations during the nine months ended September 30, 2020 or 2019.

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

Liquidity and Capital Resources

The condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at September 30, 2020 of $114.9 million. The Company has financed operations to date primarily through public and private placements of equity securities. The Company anticipates that it will continue to incur net losses for the foreseeable future, including in connection with costs associated with its strategic review process. The Company believes that its existing cash and cash equivalents will only be sufficient to fund its projected cash needs into the first quarter of 2021. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. To meet future capital needs, the Company would need to raise additional capital through equity or debt financing or other strategic transactions. However, any such financing may not be on favorable terms or even available to the Company. The failure of the Company to obtain sufficient funds on commercially-acceptable terms when needed, would have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of the Company’s expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Board of Directors (currently acting in the capacity of our principal executive officer) and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There can be no assurance that our review of strategic alternatives will result in any additional shareholder value, and speculation and uncertainty regarding the outcome of our review of strategic alternatives may adversely impact our business, financial condition and results of operations.

In July 2020, we engaged Oppenheimer & Co. to act as our financial advisor to conduct a review of strategic alternatives focused on maximizing shareholder value. There can be no assurances that the strategic alternatives review process will result in the announcement or consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction and the availability of financing. If we fail to successfully complete a strategic transaction, we may not be able to otherwise source adequate liquidity to fund our operations, meet our obligations, and continue as a going concern.

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

Date: November 16, 2020

ANCHIANO THERAPEUTICS LTD.

By:	/s/ Neil Cohen
Neil Cohen (Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2020

ANCHIANO THERAPEUTICS LTD.

By:	/s/ Andrew Fine
Andrew Fine
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer and Duly Authorized Signatory)