Form 10-K
period 2020-12-31
Anchiano Therapeutics Ltd.
filed 2021-03-09
CIK 1534248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

001-38807
(Commission file number)

ANCHIANO THERAPEUTICS LTD.

(Exact name of registrant as specified in its charter)

Israel	81-3676773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Kendall Square Building 1400E Suite 14-105 Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(857) 259-4622 Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

American Depositary Shares, each representing five ordinary shares, no par value per share	ANCN	Nasdaq Capital Market

Ordinary shares, no par value per share	n/a	Nasdaq Capital Market*

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

The aggregate market value of ordinary shares held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was $16,607,978.24, based on the closing sale price of the registrant’s American Depositary Shares as reported on the Nasdaq Capital Market on June 28, 2019.

As of February 18, 2021, the registrant had 37,099,352 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires:

•	references to “Anchiano,” the “Company,” “us,” “we” and “our” refer to Anchiano Therapeutics Ltd., an Israeli company, and its consolidated subsidiaries;

•	references to “ordinary shares,” “our shares” and similar expressions refer to the Company’s ordinary shares, no nominal (par) value per share;

•	references to “ADSs” refer to the American Depositary Shares listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “ANCN,” each representing five ordinary shares of the Company;

•	references to “dollars,” “U.S. dollars” and “$” are to United States Dollars;

•	references to “NIS” are to New Israeli Shekels;

•	references to the “Companies Law” are to Israel’s Companies Law, 5759-1999, as amended; and

•	references to the “SEC” are to the U.S. Securities and Exchange Commission.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to:

•	the results of the strategic review that our board of directors initiated;

•	the composition of our board of directors;

•	the initiation, timing, progress and results of our preclinical studies and other therapeutic candidate development efforts;

•	our ability to develop and advance a future therapeutic candidate into clinical trial or to successfully complete our preclinical studies;

•	our receipt of regulatory approvals for a future therapeutic candidate, and the timing of other regulatory filings and approvals;

•	the clinical development, commercialization and market acceptance of a future therapeutic candidate;

•	our ability to establish and maintain corporate collaborations and integrate new therapeutic candidates and new personnel;

•	the interpretation of the properties and characteristics of a future therapeutic candidates;

•	the implementation of our business model and strategic plans for our business and future therapeutic candidates;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering future therapeutic candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	risks relating to our ability to finance our activities and research programs;

•	our dependence on performance by third-party providers of services and supplies, including without limitation, clinical research organizations;

•	the inherent risks and uncertainties in developing the types of preclinical products we are attempting to develop;

•	competitive companies, technologies and our industry;

•	risks related to our ability to maintain compliance with the continued listing standards of Nasdaq; and

•	risks relating to changes in healthcare laws, rules and regulations in the United States or elsewhere.

•	risks related to previous announced combination with Chemomab including with respect to the change of our business prospects, new product candidates, and clinical development plans following such combination.

•	risks related to a failure to complete the previous announced combination with Chemomab, including our ability to support our operation with limited cash runway.

Item 1.	Business

On December 14, 2020, we entered into an Agreement and Plan of Merger “(Merger Agreement”) with Chemomab Ltd. (“Chemomab”), an Israeli limited company and a clinical-stage biotech company focusing on the discovery and development of innovative therapeutics for fibrosis-related diseases with high unmet need, which included the proposed business combination (“Merger”) of CMB Acquisition Ltd., a wholly owned subsidiary of ours, with Chemomab as the surviving company, subject to shareholder approval. As a result, you should not place undue reliance on the plans discussed below relating to the pan-RAS and PDE10/ß-catenin programs as they are subject to change.

The merger is described in detail in a proxy statement / prospectus that we filed with the SEC on February 12, 2021 and that is available at this link: https://www.sec.gov/Archives/edgar/data/1534248/000110465921021553/tm211883-6_424b3.htm

Overview

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

Our focus initially will be on the pan-RAS-inhibitor program. Our second program, the PDE10/β-catenin program, will proceed in collaboration with ADT. This program’s suite of small molecules selectively and potently inhibit PDE10 and suppress Wnt/APC/β-catenin signaling in preclinical models. PDE10 inhibition has been shown to downregulate β-catenin expression and inhibits polyp and tumor growth. We have identified molecules that are orally bioavailable, and, in our preliminary mouse models, have been shown to inhibit the development of intestinal polyposis and colon cancer, and the growth of pulmonary metastases. Initial plans for continued preclinical development of the PDE10/β-catenin program will be funded by ADT using Small Business Innovation Research (“SBIR”) grants to ADT.We believe we are positioned for the successful development of small molecule inhibitors. We believe that our pan-RAS and PDE10/β-catenin programs have substantial promise to lead to new development candidates with the potential to treat lethal tumors harboring RAS and Wnt/APC/β-catenin pathway mutations in the United States and globally.

In January 2020, our board of directors approved management’s recommendation to close our office and laboratories located in Israel. Following the closure of the Israeli facilities at the end of May 2020, our sole remaining office was located in Cambridge, Massachusetts. Under circumstances related our restructuring this office has not been in use for a large part of the year and our lease for this office in Cambridge, Massachusetts terminated on February 28, 2021. We are allowed, however, to continue using this address to receive mail.

On July 2, 2020, our Chief Executive Officer, Dr. Frank Haluska, sent a letter to the Chairman of our board of directors outlining Dr. Haluska’s belief that events had occurred that were sufficient to trigger his ability to resign for “Good Reason” under his employment agreement. Our board of directors informed Dr. Haluska that it disagreed with the letter’s assertions regarding “Good Reason” and treated the letter as a constructive resignation effective as of July 2, 2020. On July 12, 2020, Dr. Frank Haluska tendered his written resignation from our board of directors, effective immediately. Dr. Haluska referenced the matters articulated in his letter of July 2, 2020, and the Company’s response and actions following receipt of the letter as the basis for his resignation from the Board. It is our position, based on advice from our legal counsel, that Dr. Haluska resigned without Good Reason, is not entitled to severance, and we will contest any and all claims for severance. Prior to the appointment of Mr. Neil Cohen as interim Chief Executive Officer in October 2020 (see below), our board of directors handled all matters related to CEO duties.

On October 20, 2020, we appointed Mr. Neil Cohen as interim Chief Executive Officer of Anchiano, effective immediately. Mr. Cohen continues to serve as a member of our board of directors. The Company also appointed Andrew Fine to serve as our Chief Financial Officer, effective immediately. Mr. Fine previously served as our Interim Chief Financial Officer pursuant to a subcontracting agreement.

In light of business circumstances, and in order to conserve cash and preserve optionality while alternatives are being identified and assessed, we made a decision during July 2020 to undertake reductions in headcount and other cost saving measures. These included plans to temporarily reduce our internal and external research and development work on the Company’s pan-RAS-inhibitor program until there is greater clarity regarding Anchiano’s ability to fund the program. We continue to undertake actions for the promotion of the program and its assets and towards strengthening the protection of all related intellectual property.

On December 14, 2020 we entered into an Agreement and Plan of Merger with Chemomab, an Israeli limited company and a clinical-stage biotech company focusing on the discovery and development of innovative therapeutics for fibrosis-related diseases with high unmet need, which included the proposed Merger of CMB Acquisition Ltd., a wholly owned subsidiary of ours, with Chemomab as the surviving company, subject to shareholder approval. A shareholder meeting has been scheduled for March 15, 2021 to approve the Merger and related proposals. For more information regarding Chemomab and the proposed Merger, see the proxy statement/prospectus we filed with the SEC on February 12, 2021 and that can be found at this link: https://www.sec.gov/Archives/edgar/data/1534248/000110465921021553/tm211883-6_424b3.htm

Our Product Pipeline

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

Inodiftagene vixteplasmid: Previously we discovered and developed a gene therapy, inodiftagene, designed to treat non-muscle invasive bladder cancer (“NMIBC”). We had developed this gene therapy in six clinical trials in pancreatic cancer, ovarian cancer, and bladder cancer. Based on these preliminary clinical studies, we determined to test this product candidate in a clinical trial designed as the basis for potential regulatory approval. This clinical trial, the Codex trial, was initiated in December 2018, enrolling patients through the following year. In November 2019, we discontinued the pivotal Phase 2 Codex study. After a thorough analysis of the data, we determined that there was a low probability of surpassing the pre-defined futility threshold at the planned interim analysis, which required 10 complete responses in 35 patients. As of November 14, 2019, 16 patients were evaluable after the first disease assessment on treatment; of these, three, or 19%, had experienced a complete response. The data also indicated a low probability of achieving an efficacy profile that in our estimation would be necessary to support regulatory approval. The safety data on the investigational product were consistent with those observed in prior preliminary clinical trials. In April 2020 we notified Yissum Technology Transfer Company of the Hebrew University Ltd. (“Yissum”) that as a result of our decision to discontinue clinical development of inodiftagene, we will cease payments to maintain intellectual property (“IP”) we licensed from Yissum that supported the development and as related to a licensing and development agreement between the parties (“License Agreement”). In August 2020 we agreed with Yissum on termination of the License Agreement and return of the IP.

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

Preclinical Development

We initiated development of a series of compounds that exhibit pan-RAS inhibition as detailed in the experiments above. The lead compounds demonstrate low nM IC50 potency against all RAS isoforms and all mutants tested, in cell lines of several histologies, and in monolayers and spheroids; inhibit RAS signaling; induce cell cycle arrest and apoptosis; inhibit binding of GTP to nucleotide-free RAS; bind to the GTP catalytic domain, in computational structural studies; inhibit mutant RAS-driven tumor growth in vivo; and demonstrate in vivo activation of anti-tumor immunity that includes the down-regulation of PD-L1. Over the next 12-18 months we plan to (1) replicate and expand on the data generated previously by ADT, including further characterization of the biological activity of the compounds; (2) undertake structural biology investigations to understand the specific mechanism of action and physical basis of the compounds binding to RAS; and (3) optimize the initially identified series of compounds, including ANC 007, to identify a lead development candidate for further preclinical and then clinical development. The preclinical work will be primary performed by a contract research organization(s) (“CRO”), with oversight and strategic guidance by us.

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

As mentioned above, in light of business circumstances and in order to conserve cash and preserve optionality while alternatives are being identified and assessed, we made a decision during July 2020 to undertake reductions in headcount and other cost saving measures. These included plans to temporarily reduce our internal and external research and development work on the Company’s RAS Program until there is greater clarity regarding Anchiano’s ability to fund the program. We continue to undertake actions for the promotion of the program and its assets and towards strengthening the protection of all related intellectual property.

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

Source: Zhu et al. AACR 2019

Preclinical Development

We initiated development of a series of compounds that exhibit potent PDE10 inhibition and induce degradation of β-catenin to suppress key proteins essential for tumor cell proliferation and survival. Initial plans for continued preclinical development will be funded with ADT using SBIR grants to ADT. While we are excited by the potential for this program, we have made the decision to initially prioritize advancement of our pan-RAS program. Once a product candidate has been nominated for IND-enabling studies in the pan-RAS program, we plan to allocate resources for development of the PDE10/ β-catenin program. We estimate approximately six months will be necessary from that time for lead optimization and product candidate nomination. From lead candidate nomination, we anticipate approximately 12 months to perform IND enabling studies and submit an IND for First in Human studies. Development of the program could potentially be accelerated with additional resources.

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

As mentioned above, in light of business circumstances, and in order to conserve cash and preserve optionality while alternatives are being identified and assessed, we made a decision during July 2020 to undertake reductions in headcount and other cost saving measures. These included plans to temporarily reduce our internal and external research and development work on the Company’s PDE10/β-catenin Programs until there is greater clarity regarding Anchiano’s ability to fund the program. We continue to undertake actions for the promotion of the program and its assets and towards strengthening the protection of all related intellectual property.

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

Yissum

On November 14, 2005, we entered into the License Agreement with Yissum, which was subsequently amended several times, most recently in November 2013. Yissum granted us an exclusive, worldwide license for the development, use, manufacture and commercialization of products arising out of patents owned by, and patent applications filed by Yissum in connection with the H19 and IGF2-P4 genes. Yissum retained right, title and interest in the products, technologies or other inventions arising out of our research and development of these patents and patent applications, except for intellectual property developed with funding from the Israel Innovation Authority (“IIA”), which will be owned by us and transferred to Yissum only upon our dissolution or termination of the License Agreement or upon a decision by the IIA that it no longer requires us to own the intellectual property developed with its funding. We have the right to grant sub-licenses to third parties in accordance with the terms set forth in the License Agreement.

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

In April 2020 we notified Yissum that as a result of our decision to discontinue clinical development of inodiftagene, we will cease payments to maintain intellectual property (“IP”) we licensed from Yissum that supported the development and as related to the License Agreement. In August 2020 we agreed with Yissum on termination of the License Agreement, we destroyed or returned all IP documentation to Yissum, and Yissum and we mutually waived, released and discharged the other from all claims of any type.

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

Pan-RAS and PDE10/β-catenin Program Patents

Pursuant to the Collaboration Agreement, we have been granted an exclusive option to license patent rights for our pan-RAS and PDE10/b-catenin programs. This patent portfolio includes three issued U.S. patents, 2 issued Japanese patents, and one issued patent in each of China, Australia, Europe and Hong Kong directed to RAS inhibitor compounds, prodrugs and methods of use. In addition to this we have two pending related U.S. patent applications directed to RAS and PDE10 inhibitor compounds and corresponding foreign pending counterpart patent applications, and one Patent Cooperation Treaty (“PCT”) patent application directed to RAS inhibitor compounds. The issued patents, and pending U.S. patent applications, if issued, will expire in 2035. We expect any patents based on the PCT application, if we continue to pursue patent protection in the United States and elsewhere, if issued, to expire in 2039.

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

U.S. Health Insurance Portability and Accountability Act of 1996 (HIPAA)

HIPAA created a new federal healthcare fraud statute that prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. Among other things, HIPAA also imposes new criminal penalties for knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, along with theft or embezzlement in connection with a healthcare benefits program and willful obstruction of a criminal investigation involving a federal healthcare offense. Further, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy and security of individually identifiable health information of covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information on its behalf and their subcontractors that use, disclose, access, or otherwise process individually identifiable health information.

U.S. Affordable Care Act Section 6002 (the Sunshine Act)

Enacted in 2010 under the Affordable Care Act of 2010, Public Law No. 111-148 (the “ACA”), the Physician Payments Sunshine Act is a national disclosure program that promotes transparency by publishing data on the financial relationships between the healthcare industry (applicable manufacturers) and healthcare providers (physicians and teaching hospitals) on a publicly accessible website. The Sunshine Act requires that certain manufacturers of drugs, devices, biologicals, or medical supplies report payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals as well as certain ownership or investment interests held by physicians or their immediate family members to the Centers for Medicare & Medicaid Services (CMS). Beginning in 2022, applicable manufacturers will also be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants, and certified nurse-midwives. A violation of this act may result in fines and/or civil liabilities. Any payment or transfer of value that is currently prohibited under the anti-kickback statute, the U.S. False Claims Act, or other health care fraud and abuse laws may still be subject to fines, sanctions, or lawsuit.

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

In March 2010, a significant healthcare reform was signed into law in the United States. The healthcare reform law substantially changes the way healthcare will be financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The healthcare reform law contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which has impacted existing government healthcare programs and resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Additionally, the healthcare reform law:

•	Increased the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	Required collection of rebates for drugs paid by Medicaid managed care organizations; and

•	Imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

There have been executive, judicial and Congressional challenges to certain aspects of the healthcare reform law. The U.S. Supreme Court is currently reviewing the constitutionality of the healthcare reform law, although it is unknown when a decision will be made. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the healthcare reform law and our business.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. We expect additional healthcare reform initiatives to be adopted in the future, particularly in light of the new presidential administration. We also expect these initiatives to increase pressure on drug pricing. Further, it is possible that additional governmental action is taken in response to the evolving effects of the COVID-19 pandemic.

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

Employees

As of December 31, 2020, we had 3 employees based in Jerusalem, Israel and our Cambridge, Massachusetts office. The following table sets forth the total number of full-time employees as of the periods indicated by function and geography:

	As of December 31,
	2020	2019
Function:
Administrative	3	8
Research and development	0	8
Total	3	16

Geography:
Israel	2	9
Cambridge, Massachusetts, USA	1	7
Total	3	16

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

You should consider carefully the following information about the risks described below, together with the other information contained in this Annual Report and in our other public filings, in evaluating our business. If any of the following risks actually occurs, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risk Factors Summary

Risks Related to the Proposed Merger with Chemomab

•	If the proposed merger with Chemomab is not consummated, Anchiano could suffer materially and Anchiano’s share price could decline.

•	If the Merger is not completed, Anchiano’s board of directors may decide to pursue a dissolution and liquidation of Anchiano. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

•	Our shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

•	Should the Merger be consummated, the combined company may not pursue the advancement of Anchiano’s existing developmental programs.

Risks Related to Our Business

•	The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously affect our business.

•	We will require substantial additional funds to complete our research and development activities, and, if additional funds are not available, we may need to significantly scale back or cease our business.

•	There is substantial doubt as to whether we can continue as a going concern.

•	We depend completely on the success of our two preclinical programs and, if we are not able to advance these successfully through the preclinical and clinical development process, our business prospects will be materially and adversely affected.

Risks Related to our Preclinical Development

•	Our preclinical developmental programs are at an early stage. As a result, we are unable to predict if, or when, we will successfully develop or commercialize any product under either program.

•	If the preclinical and clinical studies that we are required to conduct to gain regulatory approval are delayed or unsuccessful, we may not be able to market any product that we develop in the future.

•	If toxicities or serious adverse or undesirable side effects are identified during preclinical or clinical development, we may need to abandon or limit such development.

Risks Related to our Dependence on Third Parties

•	We are substantially dependent on our Collaboration Agreement with ADT. If we fail to comply with our obligations under the Collaboration Agreement into which we entered with ADT, we could lose development and commercialization rights that are critical to the continuation of our business if the Merger is not consummated.

•	We expect to rely significantly on preclinical contract research organizations and clinical research organizations to assist us with the development of the Compounds and any product that we develop in the future.

•	If we, or if our service providers or any third-party manufacturers, fail to comply with regulatory requirements, we or they could be subject to enforcement actions, which could adversely affect our ability to market and sell a product we develop in the future.

Risks Related to our Operations

•	If we are unable to re-hire and retain qualified employees, our ability to implement our business plan may be adversely affected.

•	Product liability claims or lawsuits could cause us to incur substantial liabilities.

•	Significant disruptions of our information technology systems, or those of our third-party vendors, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business, and reputational harm to us.

Risks Related to Government Regulation

•	Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm and diminished profits and future earnings.

•	Coverage and adequate reimbursement may not be available for any future product candidates, which could make it difficult for us to sell profitably, if approved.

Risks Related to Our Intellectual Property

•	We may be required in the future to license patent rights from third-party owners in order to develop a product. If we cannot obtain such licenses, or if such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

•	If we are unable to obtain and enforce patent protection for our inventions, our ability to develop and commercialize any product that we develop in the future will be harmed.

•	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

Risks Related to the ADSs

•	The ADS price could continue to be highly volatile and you may not be able to resell your ADSs at or above the price you paid for them.

•	A limited number of shareholders will have the ability to influence the outcome of director elections and other matters requiring shareholder approval.

•	Because we no longer qualify as a foreign private issuer, we are required to comply fully with the reporting requirements of the Exchange Act applicable to U.S. domestic issuers and, as a result, are have incurred and will continue to incur significant legal, accounting and other expenses that we would not incur as a foreign private issuer.

•	You may be subject to limitations on transfer of your ADSs.

Risks Related to the Proposed Merger with Chemomab (the “Merger”)

If the proposed merger with Chemomab is not consummated, Anchiano could suffer materially and Anchiano’s share price could decline.

The consummation of the proposed Merger with Chemomab is subject to a number of closing conditions, including the approval by our shareholders, approval by Nasdaq of our initial listing application of our ordinary shares represented by American Depositary Shares in connection with the Merger, and other customary closing conditions. In addition, at the closing date of the Merger, the net cash held by Anchiano, as described in the Merger Agreement, shall be positive or zero, or, if it is negative, the deficit in such net cash at the closing date of the Merger shall be no greater than $300,000. We are targeting a closing of the transaction in March-April 2021.

If the proposed Merger is not consummated, we may be subject to a number of material risks, and our share price could be adversely affected, as follows:

•	We have incurred and expect to continue to incur significant expenses related to the proposed Merger with Chemomab, even if the Merger is not consummated.

•	The Merger Agreement contains covenants restricting our solicitation of competing acquisition proposals and the conduct of our business between the date of signing the Merger Agreement and the closing of the Merger. As a result, significant business decisions and transactions before the closing of the Merger require the consent of Chemomab. Accordingly, we may be unable to pursue business opportunities that would otherwise be in our best interest as a standalone company. We have invested significant time and resources in the transaction process and if the Merger Agreement is terminated we will have a limited ability to continue our current operations without obtaining additional financing.

•	Our collaborators and other business partners and investors in general may view the failure to consummate the Merger as a poor reflection on our business or prospects.

•	Some of our collaborators and other business partners may seek to change or terminate their relationships with us as a result of the proposed Merger or the failure thereof.

•	As a result of the Merger, current and prospective employees could experience uncertainty about their future roles within the combined company. This uncertainty may adversely affect our ability to retain our key employees, who may seek other employment opportunities.

•	Our management team may be distracted from day to day operations as a result of the proposed Merger.

•	Nasdaq could determine to delist our ADSs which could have an adverse effect on the value of our ADSs and any future ability to raise capital.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger. In such circumstances, our board of directors may elect to, among other things, divest all or a portion of our business, or take the steps necessary to liquidate all of our business and assets, and in either such case, the consideration that we receive may be less attractive than the consideration to be received by us pursuant to the Merger Agreement and related financing.

If the Merger is not completed, Anchiano’s board of directors may decide to pursue a dissolution and liquidation of Anchiano. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of Anchiano. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation, we would be required under Israeli law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. As a result of this requirement, a portion of our remaining cash assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of Anchiano ADSs could lose all or a significant portion of their investment in the event of Anchiano’s liquidation, dissolution or winding up.

Some Anchiano officers and directors have interests in the Merger that may influence them to support or approve the Merger.

Some of our officers and directors participate in arrangements that provide them with interests in the Merger that are different from our shareholders, including, among others, the continued service as an officer or director of the combined company, continued indemnification and the potential ability to sell an increased number of shares of the combined company in accordance with Rule 144 under the Securities Act of 1933, as amended. These interests, among others, may influence our officers and directors to support or approve the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either party can refuse to complete the Merger if there is a material adverse change affecting the other party following December 14, 2020, the date of the Merger Agreement. However, some types of changes do not permit either party to refuse to complete the Merger, even if such changes would have a material adverse effect on Anchiano, to the extent they resulted from the following (unless, in some cases, they have a disproportionate effect on Anchiano or Chemomab, as the case may be):

•	changes or conditions generally affecting the industries or markets in which Anchiano and Chemomab operate, and changes in the industries in which Anchiano and Chemomab operate regardless of geographic region (including legal and regulatory changes);

•	acts of war, armed hostilities or terrorism;

•	changes in financial, banking or securities markets;

•	any change in, or any compliance with or action taken for the purpose of complying with, any federal, state, national, foreign, material local or municipal or other law, statute, constitution, principle of common law, resolution, ordinance, code, edict, decree, rule, regulation, ruling or requirement issued, enacted, adopted, promulgated, implemented or otherwise put into effect by or under the authority of any governmental body (including under the authority of Nasdaq or the Financial Industry Regulatory Authority), or changes in any interpretations thereof;

•	any change in U.S. generally accepted accounting principles or interpretations thereof;

•	the announcement of the Merger Agreement or the pendency of the Merger;

•	the taking of any action required to be taken by the Merger Agreement;

•	pandemics (including the COVID-19 pandemic), including any worsening thereof, man-made disasters, natural disasters, acts of God or other force majeure event; and

•	changes in U.S. or non-U.S. general economic or political conditions, or in the financial, credit or securities markets in general, including any shutdown of any governmental authority.

If adverse changes occur but Anchiano and Chemomab must still complete the Merger, the combined company’s share price may suffer.

The market price of the combined company’s shares may decline as a result of the Merger.

The market price of the combined company’s shares may decline as a result of the Merger for a number of reasons, including if:

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on the combined company’s business and prospects from the Merger.

Our shareholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Merger, our shareholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and share price following the Merger. Even if the combined company were able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

During the pendency of the Merger, we will be subject to contractual limitations set forth in the Merger Agreement that restrict our ability to enter into business combination transactions with another party.

Covenants in the Merger Agreement impede our ability to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, we are prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of such party’s securities, a tender offer for such party’s securities, a merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to our shareholders.

Because the lack of a public market for Chemomab’s ordinary shares makes it difficult to evaluate the fairness of the Merger, Chemomab’s shareholders may receive consideration in the Merger that is greater than the fair market value of Chemomab’s ordinary shares.

The outstanding share capital of Chemomab is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Chemomab’s ordinary shares. Since the number of Anchiano ADSs to be issued to Chemomab’s shareholders was determined based on negotiations between the parties, it is possible that the value of the our ADSs to be issued in connection with the Merger will be greater than the fair market value of Chemomab’s ordinary shares.

The combined company will incur significant transaction costs as a result of the Merger, including investment banking, legal and accounting fees. In addition, the combined company will incur significant consolidation and integration expenses which cannot be accurately estimated at this time. Actual transaction costs may substantially exceed estimates and may have an adverse effect on the combined company’s financial condition and operating results.

Should the Merger be consummated, Chemomab’s principal shareholders, and certain executive officers and directors, will own a significant percentage of Anchiano shares and will be able to exert significant control over matters submitted to the shareholders for approval.

Under the terms of the Merger Agreement, on a pro-forma basis and after closing of the Merger but prior to the closing of the planned financing to occur as a condition to the completion of the Merger of at least $30 million , the Chemomab securityholders immediately before the Merger are expected to own approximately 90% of the aggregate number of ordinary shares of Anchiano (on a fully diluted basis) and the securityholders of Anchiano immediately before the Merger are expected to own approximately 10% of the aggregate number of ordinary shares of Anchiano (on a fully diluted basis), subject to certain assumptions and to the net cash adjustment mechanism set forth in the Merger Agreement.

After the Merger with Anchiano, certain of Chemomab’s officers and directors, and shareholders who held more than 5% of the Chemomab ordinary shares, will beneficially own a significant percentage of Anchiano securities. This significant concentration of share ownership may adversely affect the trading price for Anchiano securities because investors often perceive disadvantages in owning shares in companies with controlling shareholders. These shareholders, if they acted together, could significantly influence all matters requiring approval by the shareholders following the Merger, including the election of directors and the approval of mergers or other business combination transactions. The interests of these shareholders may not always coincide with the interests of other shareholders.

Certain shareholders could attempt to influence changes within Anchiano that could adversely affect Anchiano’s operations, financial condition and the value of Anchiano’s ordinary shares.

Anchiano’s shareholders may from time to time seek to acquire a controlling stake in Anchiano, engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes. Campaigns by shareholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming and could disrupt Anchiano’s operations and divert the attention of the Anchiano board of directors and senior management from the pursuit of the proposed transaction. These actions could adversely affect Anchiano’s operations, financial condition, Anchiano’s ability to consummate the Merger and the value of Anchiano ordinary shares.

Should the Merger be consummated, the combined company may not pursue the advancement of Anchiano’s existing developmental programs.

In September 2019, we entered into an option to license agreement with ADT Pharmaceuticals, LLC pursuant to which the parties agreed to conduct research and development activities of novel small-molecule inhibitors (RAS and PDE10/β-catenin). As part of the arrangement, we are primarily responsible for the research, development, manufacturing and regulatory activities and ADT assists with the research activities as necessary in exchange for a quarterly fee from us. In connection with the agreement, ADT also granted us exclusive rights to research, develop, manufacture and commercialize the aforementioned compounds relating to patents owned by ADT and any products containing such compounds worldwide.

Following the effective time of the Merger, Chemomab (as successor in interest to Anchiano) will have sole authority over whether and how to pursue the continued development of the RAS compounds pursuant to the ADT License Agreement (if at all), and there is no guarantee that Chemomab will pursue the continued development. Anchiano and Chemomab (as successor in interest to Anchiano following the Merger) may decide to assign the license agreement or terminate the agreement at any time in its entirety or on a compound-by-compound basis after providing 90 days written notice to ADT.

Anchiano and Chemomab have become involved in securities litigation in connection with the Merger and may become involved in additional securities litigation or shareholder derivative litigation in connection with the Merger, which has and may continue to divert the attention of Anchiano and Chemomab management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or shareholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. As disclosed in Note 10 of Notes to Consolidated Financial Statements, Anchiano and Chemomab have been named as defendants in securities litigation in connection with the Merger and may become involved in additional securities litigation or shareholder derivative litigation in connection with the Merger, and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of Anchiano, Chemomab and the combined company.

Should the Merger be consummated, following which Chemomab’s business is expected to constitute a significant portion of the business of the combined company, additional significant risks may apply to the combined business as detailed in the proxy statement/prospectus previously filed on February 12, 2021, and incorporated by reference herein (File No. 333-252070), and will include “Risks Related to Chemomab’s Business, Research and Development and the Biopharmaceutical Industry,” “Risks Related to Chemomab’s Intellectual Property Rights,” “Risks Related to Chemomab’s Regulatory Approvals,” “Risks Related to Commercialization of Chemomab’s Product Candidates,” “Risks Related to Chemomab’s Incorporation and Location in Israel,” or “Risks Related to the Combined Company” occur, those events could cause the potential benefits of the Merger not to be realized.

Risks Related to our Business

The current pandemic of COVID-19 and the future outbreak of other highly infectious or contagious diseases could seriously affect our business.

Broad-based business or economic disruptions could adversely affect our planned research and development activities and ability to raise additional funds. For example, to date, the COVID-19 pandemic has caused significant disruptions to the Israeli, United States and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is continually evolving and, as additional cases of the virus are identified, many countries, including Israel and the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Most countries, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, and restrictions on types of business that may continue to operate.

The extent to which COVID-19 may impact our activities and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat COVID-19. The continued spread of COVID-19 globally could adversely impact our activities and operations in Israel and the United States, including our ability to raise additional funds, identify third parties we engage, or seek to engage for preclinical and clinical development activities, and identify and engage with third parties within the framework of other business and strategic initiatives. These could all delay progress, increase our operating expenses, and have a material adverse effect on our financial results.

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

We recently changed our business strategy, are now a preclinical development company, and may encounter difficulties in managing this transition, which could significantly disrupt our business.

On November 15, 2019, we announced the discontinuation of our Phase 2 Codex study evaluating the gene therapy inodiftagene vixteplasmid in patients with bladder cancer. After analysis of the data, we determined that there is a low probability of surpassing the predefined futility threshold at the planned interim analysis, which required 10 complete responses in 35 patients. The data also indicated a low probability of achieving an efficacy profile that, in our estimation, would be necessary to support regulatory approval. As a result, we changed our business strategy in November 2019 to devote our full resources to our small molecule pan-RAS inhibitor and PDE10/β-catenin inhibitor programs that we acquired in September 2019. To manage this change, we undertook a workforce reduction in order to accommodate our new business strategy. In particular, as previously announced, we closed our office and laboratories located in Israel due to the discontinuation of our Phase 2 Codex study.  Following the closure of the Israeli facilities, our sole office was located in Cambridge, Massachusetts.  Our lease for this office in Cambridge, Massachusetts terminated on February 28, 2021. We are allowed, however, to continue using this address to receive mail. Due to our limited resources, we may not be able to effectively manage this change in our business strategy. If our current management team is unable to effectively manage this transition, our expenses may increase more than expected and we may not be able to implement our business strategy. In addition, as discussed above, our strategy may be subject to review.

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

We will require substantial funds to discover, develop, protect and conduct research and development for our prospective products, including pre-clinical studies and clinical trials, and to manufacture and market any such product that may be approved for commercial sale. As of December 31, 2020, we held approximately $5.4 million in cash and cash equivalents. Our current available funds are not sufficient for all of these activities and we expect our current available funds to be adequate to satisfy our capital and operating needs through to the completion of the contemplated merger. Our financing needs may also increase substantially because of the results of our research and development, preclinical studies and clinical trials and costs arising from additional regulatory approvals. We may not succeed in raising additional funds in a timely manner. The timing of our need for additional funds will depend on a number of factors, which are difficult to predict or may be outside of our control, including:

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

Our consolidated financial statements as of December 31, 2020 contain an explanatory paragraph that states that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any measurement or presentation adjustment for assets or liabilities that might result if we would be unable to continue as a going concern. We have incurred operating losses since inception, have not generated any revenues and have not achieved profitable operations. Our net loss, accumulated during the development stage through December 31, 2020, totaled approximately $117 million, and we expect to continue to incur substantial losses in future periods while we continue our research and development activities.

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

Risks Related to our Dependence on Third Parties

We are substantially dependent on our Collaboration Agreement with ADT. If we fail to comply with our obligations under the Collaboration Agreement into which we entered with ADT, we could lose development and commercialization rights that are critical to the continuation of our business if the Merger is not consummated.

On September 20, 2019, we entered into the Collaboration Agreement with ADT in which we agreed to use commercially reasonable efforts to conduct research and development activities with respect to the Compounds under the oversight of a jointly established steering committee. As part of the arrangement, we are primarily responsible for the research, development, manufacturing and regulatory activities relating to the Compounds. In consideration for the rights granted under the Collaboration Agreement, we agreed to make milestone payments to ADT with respect to the development and commercialization of any products containing the Compounds. ADT also granted us an exclusive option to research, develop, manufacture and commercialize Compounds relating to patents owned by ADT and any products containing such Compounds worldwide in exchange for an additional fee. We agreed to pay ADT royalties ranging in the low- to mid-single digit percentage on sales of any products containing the Compounds. ADT may terminate the Collaboration Agreement in the event of our material default in any of our material obligations under the Collaboration Agreement (following a cure period). In the event the Collaboration Agreement is terminated, all licenses and options granted to us will be terminated and we will not be able to develop the Compounds or any products containing the Compounds. The Collaboration Agreement also restricts assignment except to a successor of substantially all of the business to which the Collaboration Agreement relates, whether in a merger, sale of stock, sale of assets, reorganization or other transaction. If the Merger is not consummated, the loss of such rights would materially adversely affect our business, financial condition, operating results and prospects. To the extent the strategic review results in a determination to monetize the pan-RAS program, we may be limited in our ability to do so.

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

Risks Related to our Operations

If we are unable to re-hire and retain qualified employees, our ability to implement our business plan may be adversely affected.

The loss of the service of key employees during the strategic review process that we went through during 2020 would likely delay our achievement of product development and our other business objectives should the proposed merger not complete.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Difficulty in hiring employees to fill key roles could slow or prevent our ability to develop and commercialize our products. Our financial condition and the announcement of our process of exploring strategic opportunities may result in difficulties retaining and attracting qualified employees.

In addition, we would expect to work extensively with consultants and advisors, including scientific and clinical advisors, who provide advice and/or services in various business and development functions, including preclinical and clinical development, operations and strategy, regulatory matters, legal, and finance, to assist us in formulating our research and development and commercialization strategy. The potential success of our drug development programs depends, in part, on collaborations with certain of these consultants and advisors. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We do not know if we will be able to build and maintain such relationships or that such consultants and advisors will not enter into other arrangements with competitors, any of which could have a detrimental impact on our development objectives and our business.

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

Healthcare providers, and third-party payors play a primary role in the recommendation of any product for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

Coverage and adequate reimbursement may not be available for any future product candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One third-party payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage, and adequate reimbursement, for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each third-party payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its formulary it will be placed. The position on a third-party payor’s list of covered drugs, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any future product candidates that we may develop.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product candidate that we may develop.

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

The trading price of the ADSs has been highly volatile, and is likely to continue to be highly volatile as we undertake the strategic review process, and such volatility may continue or become more severe if and when a transaction or business arrangement is announced or we announce that we are no longer exploring strategic opportunities. From our initial public offering on February 12, 2019 to December 31, 2020, the ADS price has ranged from $0.54 to $11.50 per ADS. The following factors, among others, could have a significant impact on the market price of the ADSs:

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

According to a Schedule 13D filed on December 14, 2020, Clal Biotechnology Industries Ltd., or CBI, is the beneficial owner of approximately 25.1% of our outstanding shares and Access Industries Holdings LLC, or AIH, Access Industries Management, LLC, or AIM, Access Industries, LLC, or LLC, and Len Blavatnik beneficially own approximately 42.7% of Anchiano’s outstanding shares (which includes the shares beneficially owned by CBI). In addition, according to a Schedule 13G filed on January 2, 2020, the Shavit Capital Funds collectively beneficially own approximately 21.7% of Anchiano’s outstanding shares.

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

Because we no longer qualify as a foreign private issuer, we are required to comply fully with the reporting requirements of the Exchange Act applicable to U.S. domestic issuers and, as a result, have incurred and will continue to incur significant legal, accounting and other expenses that we would not incur as a foreign private issuer.

Beginning on January 1, 2020, we have been required to comply fully with the reporting requirements of the Exchange Act applicable to U.S. domestic issuers because we no longer qualify as a foreign private issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer are expected to be significantly higher. We are now required to file periodic reports, proxy materials and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive than the forms available to a foreign private issuer.We have also been required to modify certain of our corporate governance policies and committee charters to comply with accepted governance practices and requirements associated with U.S. domestic listed issuers. In addition, we lost our ability to rely upon exemptions from certain Nasdaq corporate governance requirements that are available to foreign private issuers.

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

As an “emerging growth company” under the Jumpstart Our Business Startups Act, we are permitted to, and intend to continue to, rely on exemptions from certain disclosure requirements, which could make the ADSs less attractive to investors.

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

We could now be treated as a smaller reporting company given that as of January 1, 2020 we are reporting as a U.S. domestic issuer.

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

Recent changes to the composition of our board of directors and senior management may disrupt our business plans.

Four of our directors have recently resigned from our board of directors and our CEO and CFO were replaced. It is possible that these changes in the board’s composition and any future changes to the composition of our senior management team may disrupt our business and may create uncertainty among investors, employees and our collaboration partner concerning our future direction and performance. Any such disruption or uncertainty could have a material adverse impact on our results of operations and financial condition and the market price of the ADSs.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In January 2020, our board of directors approved our management’s recommendation to close our Israeli office and laboratories. Following the closure of our Israeli facilities in May 2020, our sole remaining office was located in Cambridge, Massachusetts. Our lease for this office in Cambridge, Massachusetts terminated on February 28, 2021. We are allowed, however, to continue using this address to receive mail. We do not currently own or lease any real property.

Item 3.	Legal Proceedings

From time to time, we may be party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in any legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

Since our publication of the proposed merger with Chemomab five separate complaints have been filed by putative stockholders of the Company challenging the proposed merger. In general, the complaints each allege that the Registration Statement on Form S-4 that we filed with the SEC on January 13, 2021, omitted or misrepresented material information regarding the merger. The complaints seek, among other things, injunctive relief, damages, and an award of plaintiff's costs, including attorneys’ fees and expenses. It is still too early to assess and determine the possible / probable outcome of these complaints. See note 10B for additional detail.

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

Our corporate structure consists of a parent company, Anchiano Therapeutics Ltd. (formerly BioCancell Ltd.), incorporated in Israel, which wholly owns a subsidiary, Anchiano Therapeutics Israel Ltd. (formerly BioCanCell Therapeutics Israel Ltd.), incorporated in Israel, which itself wholly owns a subsidiary, Anchiano Therapeutics, Inc. (formerly BioCanCell USA, Inc.), incorporated in Delaware. We currently maintain offices in Cambridge, MA.

License Agreements

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

In April 2020, we notified Yissum Technology Transfer Company of the Hebrew University Ltd. (“Yissum”) that as a result of our previous decision to discontinue clinical development of inodiftagene, we will cease payments to maintain intellectual property ("IP") we licensed from Yissum under the licensing and development agreement between the parties. In August 2020 we agreed with Yissum on termination of the licensing and development agreement, we destroyed or returned all IP documentation to Yissum and we and Yissum mutually waived, released and discharged each other from all claims of any type.

Recent Events

On July 2, 2020, our Chief Executive Officer Dr. Frank Haluska sent a letter to the Chairman of our board of directors outlining Dr. Haluska’s belief that events had occurred that were sufficient to trigger his ability to resign for “Good Reason” under his employment agreement. Our board of directors informed Dr. Haluska that it disagreed with the letter’s assertions regarding “Good Reason” and treated the letter as a constructive resignation effective as of July 2, 2020. On July 12, 2020, Dr. Frank Haluska tendered his written resignation from our board of directors, effective immediately. Dr. Haluska referenced the matters articulated in his letter of July 2, 2020, and the Company’s response and actions following receipt of the letter as the basis for his resignation from the Board. It is our position, based on our legal counsel, that the CEO resigned without Good Reason, is not entitled to severance, and we will contest any and all claims for severance. Prior to the appointment of Mr. Neil Cohen as CEO in October 2020 (see below) our board of directors handled all matters related to CEO duties.

In light of business circumstances, and in order to conserve cash and preserve optionality while alternatives are being identified and assessed, we made a decision during July 2020 to undertake reductions in headcount and other cost saving measures. These included plans to temporarily reduce its internal and external research and development work on the Company’s pan-RAS-inhibitor program until there is greater clarity regarding Anchiano’s ability to fund the program. We continue to undertake actions for the promotion of the program and its assets and towards strengthening the protection of all related intellectual property.

We also engaged Oppenheimer & Co. to act as our financial advisor to review strategic alternatives focused on maximizing shareholder value. This has resulted in the contemplated merger with Chemomab

On October 20, 2020, we appointed Mr. Neil Cohen as Chief Executive Officer of Anchiano. Mr. Cohen continues to serve as a member of our board of directors. The Company also appointed Andrew Fine to serve as our Chief Financial Officer. Mr. Fine previously served as our Interim Chief Financial Officer pursuant to a subcontracting agreement.

On December 14, 2020 we entered into an Agreement and Plan of Merger with Chemomab, an Israeli limited company and a clinical-stage biotech company focusing on the discovery and development of innovative therapeutics for fibrosis-related diseases with high unmet need, which included the proposed Merger of CMB Acquisition Ltd., a wholly owned subsidiary of ours, with Chemomab as the surviving company, subject to shareholder approval.

At the effective time of the Merger, we anticipate that each share of Chemomab common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive approximately 1,028.99 shares of Anchiano common stock, subject to adjustment to account for a reverse split of Anchiano common stock at a reverse split ratio to be determined by Anchiano’s board of directors, subject to shareholder approval, and to be implemented prior to the consummation of the Merger.

Immediately following the merger, and prior to any private investment as part of the merger, the former Chemomab security holders will own approximately 90% of the aggregate number of shares of Anchiano common stock and the security holders of Anchiano as of immediately prior to the Merger will own approximately 10% of the aggregate number of shares of Anchiano common stock on a fully diluted basis.

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

Research and Development Expenses

Research and development activities are our primary focus, despite our strategic decision during 2020 to temporarily reduce development of the Company’s RAS program and to institute various cost savings measures to preserve liquid resources. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We do not believe that it is possible at this time to accurately project total expenses required for us to reach commercialization of our product candidates. Due to the inherently unpredictable nature of preclinical and clinical development, we are unable to estimate with certainty the costs we will incur and the timelines that will be required in the continued development and approval of our product candidates. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. In addition, we cannot forecast which product candidates may be subject to future collaborations, if and when such arrangements will be entered into, if at all, and to what degree such arrangements would affect our development plans and capital requirements. Should our strategic merger initiatives not come to fruition we expect our research and development expenses to increase over the next several years as our clinical programs progress and as we seek to initiate clinical trials of additional product candidates. We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates.

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

Income Taxes

We have yet to generate taxable income in Israel. We have historically incurred operating losses resulting in carry forward tax losses totaling approximately $117 million as of December 31, 2020. We anticipate that we will continue to generate tax losses for the foreseeable future and that we will be able to carry forward these tax losses indefinitely to future taxable years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses. We have provided a full valuation allowance with respect to the deferred tax assets related to these carry forward losses.

Results of Operations

Below is a summary of our results of operations for the periods indicated:

	Year ended December 31,
	2020	2019
Operating Expenses:
Research and development	$3,783	$13,303
General and administrative	7,180	6,245
Restructuring expense	749	3,350
Total operating expenses	11,712	22,898

Finance (income) expense,net	(103)	4,226
Net loss and comprehensive loss	$11,609	$27,124

Loss per share basic and diluted	$0.31	$0.79

Weighted average number of shares outstanding used in computation of basic and diluted loss per share in thousands	37,099	34,446

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Year ended December 31, 2020 Compared to the Year Ended December 31, 2019

Research and development expenses

Research and development expenses decreased by approximately $9.5 million, 72%, to approximately $3.8 million for the year ended December 31, 2020 compared to approximately $13.3 million for the year ended December 31, 2019. The decrease resulted primarily from the restructuring decisions made in July 2020 and the related decision to temporarily reduce our research activities on the RAS programs and sever our research and development employees while continuing to undertake all necessary actions for the maintenance of the program, its assets and all related intellectual property and licenses..

General and administrative expenses

General and administrative expenses increased by approximately $1.0 million, or 16%, to approximately $7.2 million for the year ended December 31, 2020 compared to approximately $6.2 million for the year ended December 31, 2019. The increase was primarily due to increases in professional fees, insurance and manpower expenses, offset by a decrease in share-based payment.

Restructuring expenses

Restructuring expenses decreased by approximately $2.6 million, or 78%, to approximately $0.7 million for the year ended December 31, 2020 compared to approximately $3.4 million for the year ended December 31, 2019

In November 2019, we decided to discontinue our Phase 2 Codex study in patients with BCG-unresponsive NMIBC. In connection with this decision, we are required to make certain payments under contracts with CROs and with other manufactures of the drug in order to terminate the contracts and close the trials. Moreover the restructuring plan included a reduction in the workforce of seven employees.

Separately, in January 2020 our board of directors approved management’s recommendation to close our office and laboratories located in Israel. The closure resulted in the termination of employment of the Company’s remaining Israeli employees.

In July 2020, we made the strategic decision to temporarily reduce development of our RAS program and to institute various cost savings measures to preserve liquid resources. At the same time, we continued to actively pursue the maintenance of our Licensing Agreement with ADT and protection of our intellectual property assets. The cost saving activities included contract termination with outsourced contractors working on clinical activities and to whom we are required to make certain payments to terminate the contracts.

Financing expense, net

Financing expense, net decreased by approximately $4.3 million, or 102%, to reflect financing income of approximately $0.1 million for the year ended December 31, 2020 compared to a financing expense of approximately $4.2 million for the year ended December 31, 2019. Financing income for the year ended December 31, 2020 was primarily interest income, foreign currency exchange rate gains. The financing costs in 2019 were primarily due to revaluation of investor warrants at fair value during a period where these could not be classified within shareholders’ equity, due to the following circumstances:

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

Income tax

Income tax remained at $0 million for the year ended December 31, 2020 as for the year ended December 31, 2019. Prior to 2019 our U.S. subsidiary provided us with general and clinical trial management services. For these services, our US subsidiary was compensated on a cost-plus basis, and recorded income taxes accordingly. In 2019, following our acquisition of the programs from ADT, our U.S. subsidiary ceased to provide us with general clinical trial management services and expenses related to the ADT programs are not part of the cost-plus compensation and accordingly our US subsidiary does not have taxable income for the current year.

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Year ended
	December 31,		Increase/(decrease)
	2020	2019	$	%
	(in thousands)
Net cash used in operating activities	$(12,712)	$(16,458)	$(3,746)	-23%
Net cash provided by (used in) investing activities	102	(95)	(197)	-207%
Net cash provided by financing activities	297	26,621	(26,324)	-99%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,313)	$10,068	$(22,381)	-222%

Operating activities

Net cash used in operating activities decreased by approximately $3.7 million, to approximately $12.7 million for the year ended December 31, 2020 compared to approximately $16.5 million for the year ended December 31, 2019. This decrease is primarily due to the decrease in clinical trial expenses, manufacturing expenses, manpower expenses and as offset by restructuring expenses.

Investing activities

Net cash used in investing activities decreased by approximately $0.2 million, to reflect approximately $0.1 million of net cash provided by investing activities for the year ended December 31, 2020 compared to $0.1 million of net cash used in investing activities for the year ended December 31, 2019. This decrease was primarily due to the sale of laboratory equipment from our now closed facility in Israel, partially offset by purchases of fixed assets.

Financing activities

Net cash provided by financing activities decreased by approximately $26.3 million, to approximately $0.3 million for the year ended December 31, 2020 compared to $26.6 million for the year ended December 31, 2019. The net cash provided by financing activities for the year ended December 31, 2020 reflects an adjustment of share issuance expenses that were expensed in 2019 in relation to our initial public offering in the first quarter of 2019. We had no other financing activities in 2020.

Effects of Currency Fluctuation

Currency fluctuations could affect us through increased or decreased costs, mainly for goods and services acquired outside of the United States. Currency fluctuations have not had a material effect on our results of operations during the years ended December 31, 2020 or 2019.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which we prepared in accordance with U.S. GAAP. Comparative figures, which were previously presented and publicly reported in accordance with IFRS as issued by the International Accounting Standards Board, have been adjusted as necessary to be compliant with our policies under U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. On an ongoing basis, we evaluate such estimates and judgments, including those described in greater detail throughout this section. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As shown in the accompanying consolidated financial statements, we have incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at December 31, 2020 of approximately $117 million. We have financed operations to date primarily through public and private placements of equity securities. We anticipate that we will continue to incur net losses for the foreseeable future. We believe that our existing cash and cash equivalents will only be sufficient to fund our projected cash needs until the completion of the contemplated merger with Chemomab during the first half of 2021. Accordingly, these factors, among others, raise substantial doubt about our ability to continue as a going concern. To meet future capital needs, and should the contemplated merger with Chemomab not be completed, we would need to raise additional capital through equity or debt financing or other strategic transactions. However, any such financing may not be on favorable terms or even available to us. Our failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of our expenses could vary materially and adversely as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong, and our expenses could prove to be significantly higher than we currently anticipate.

Current Outlook

We estimate that our current cash resources will allow us to complete the contemplated merger with Chemomab during the first half of 2021, meaning that should the merger not be completed further fundraising will be required in order to identify and pursue alternative strategic partnerships or complete the research and development of our product candidates. Should the contemplated merger not be completed we would expect to satisfy our future cash needs through capital raising from the public, private investors and institutional investors, such as through the public offering of ordinary shares that we completed in February 2019. We may also engage with a partner in order to share the costs associated with the development and manufacturing of our product candidates or seek to enter an out-licensing agreement.

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

Until we can generate significant recurring revenues, and should the contemplated merger not be completed, we would expect to satisfy our future cash needs through capital raising or by out-licensing and/or co-developing applications of one or more of our product candidates. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of or eliminate research or development plans for, or commercialization efforts with respect to, one or more of our product candidates and make necessary change to our operations to reduce the level of our expenditures in line with available resources.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2020, our internal control over financial reporting was effective.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions as of the date of this Annual Report are as follows:

Name	Age	Position
Neil Cohen	57	Chief Executive Officer and Director
Andrew Fine	50	Chief Financial Officer
Stan Polovets(1)(2)(3)	57	Chairman
Ruth Alon(1)(2)(3)	69	Director
Isaac Kohlberg(1)(2)(3)	69	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Governance Committee

A brief biography of each person who serves as an executive officer and/or director of our Company is set forth below:

Neil Cohen has served as a member of Anchiano’s board of directors since April 2020 and as Anchiano’s interim Chief Executive Officer since October 2020. Mr. Cohen has served as the Chairman and Chief Executive Officer of Castel Partners Ltd. since January 2012. In 1994, he co-founded Israel Seed Partners, a leading venture capital firm, and managed the firm until 2019. Mr. Cohen has invested in and served on the boards of directors of many private technology companies, including a large number which were acquired or completed successful initial public offerings, including Compugen (Nasdaq: CGEN), Shopping.com (Nasdaq: SHOP, acquired by EBAY), Broadlight (acquired by Broadcom, Nasdaq: AVGO) and Cyota (acquired by RSA). He is a venture partner at SKY, an Israeli middle-market private equity firm, Hetz Ventures Management Ltd., an early-stage Israeli venture capital fund, and Shavit Capital. Mr. Cohen was previously the Business Editor of The Jerusalem Post and began his career in the private equity group at N M Rothschild & Sons Limited in London. Mr. Cohen received a B.A. and M.A. in Oriental Studies, with first class honors, from Oxford University.

Stan Polovets has served as chairman of Anchiano’s board of directors since April 2020. Mr. Polovets is a graduate of Stanford Graduate School of Business, he also currently serves as a member of the Board of Overseers of New York University (NYU) Tandon School of Engineering, NYU President’s Global Council, and the Council on Foreign Relations. Mr. Polovets previously served as CEO of AAR, a private equity firm with a global energy portfolio valued in excess of $25 billion, and as Sr. Vice President at TNK-BP, one of the world’s largest oil companies. Mr. Polovets also held management, advisory, M&A and various financial positions at ExxonMobil, KPMG, TNK-BP and EY. Prior to joining Anchiano’s board, Mr. Polovets served as Lead Non-Executive Director of Clal Industries, Lead Independent Director of L1 Energy, Lead Independent Director at Taavura, member of the Board of Overseers at Stanford University’s Hoover Institution, Chairman for Eastern Europe at Edelman, and director at oil companies Slavneft and TNK-BP. He is a co-founder and chairman of The Genesis Prize Foundation, a prominent international philanthropic group.

Andrew Fine has served as our Chief Financial Officer since October 2020 having previously served as our interim Chief Financial Officer since July 2020. Mr. Fine has over 20 years of experience in executive financial and operational roles and is currently Co-Managing Director at Line Consulting Ltd. Mr. Fine previously held roles as Chief Financial Officer at Seeking Alpha, ScaleMP and Freightos, leading finance and operations for the companies’ global activities. Mr. Fine holds a BA and an MBA from the Hebrew University of Jerusalem.

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

Our Audit Committee currently consists of Ms. Ruth Alon, Mr. Stan Polovets and Mr. Isaac Kohlberg. All of the members are independent as defined in the Companies Law, SEC rules and Nasdaq listing requirements. Our board of directors has determined that all members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq rules. Our board of directors has determined that Ms. Ruth Alon is an Audit Committee financial expert as defined by the SEC rules and has the requisite financial experience as defined by the Nasdaq rules.

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

The Companies Law and related regulations require the appointment of a Compensation Committee that complies with the requirements of Nasdaq. Under Nasdaq rules, we are required to maintain a Compensation Committee consisting of at least two independent directors; each of the members of the Compensation Committee is required to be independent under Nasdaq rules relating to Compensation Committee members, which are different from the general test for independence of board and committee members. Our Compensation Committee currently consists of Ms. Ruth Alon, Mr. Stan Polovets and Mr. Isaac Kohlberg. All of the members are independent as defined in the Companies Law and the Nasdaq listing requirements.

Corporate Governance and Nominating Committee

We have established a Corporate Governance and Nominating Committee, responsible for making recommendations to the board of directors regarding candidates for directorships and the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. Under the Companies Law, nominations for director may also, under certain circumstances, be made by shareholders in accordance with the conditions prescribed by applicable law and our articles of association. Our Corporate Governance and Nominating Committee currently consists of Ms. Ruth Alon, Mr. Stan Polovets and Mr. Isaac Kohlberg. All of the members are independent as defined in the Nasdaq listing requirements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our ordinary shares to file with the SEC reports regarding their ownership and changes in ownership of our equity securities. We believe that all Section 16 filings requirements were met by our officers and directors during 2020.

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

Aggregate Compensation of Directors and Officers

The aggregate compensation we paid to our executive officers and directors for the year ended December 31, 2020 was approximately $2.7 million. This amount includes amounts paid, set aside or accrued to provide pension, severance, retirement or similar benefits or expenses, but does not include share-based compensation expenses, or business travel, professional and business association dues and expenses reimbursed to office holders, and other benefits commonly reimbursed or paid by companies in our industry. As of December 31, 2020, options to purchase 220,353 ordinary shares granted to our officers and directors were outstanding under our share option plan at a weighted average exercise price of $0.6 per share.

Individual Compensation of Officers

The table and summary below outlines the compensation granted to our five most highly compensated officers with respect to the year ended December 31, 2020. For purposes of the table and the summary below, “compensation” includes base salary, bonuses, equity-based compensation, retirement or termination payments, benefits and perquisites such as car, phone and social benefits and any undertaking to provide such compensation.

Name and Principal Position	Salary(1) (USD in thousands)	Bonus(2) (USD in thousands)	Equity-Based Compensation(3) (USD in thousands)	Total (USD in thousands)
Mr. Jonathan Burgin Ex.Chief Financial and Operating Officer	$457	$-	$73	$530
Dr. Frank G. Haluska Ex.Chief Executive Officer	$303	$-	$83	$385
Dr. David Kerstein Ex.Chief Medical Officer	$426	$-	$(107)	$319
Dr. Ron Knickerbocker Ex.Senior Vice President of Clinical Development and Data Sciences	$354	$-	$(53)	$301
Mr. Sean Daly Ex.Vice President of Clinical Operations	$295	$-	$(26)	$269

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

(2)       Represents bonuses granted with respect to 2020.

(3)       Represents the equity-based compensation expenses recorded in our consolidated financial statements for the year ended December 31, 2020, based on the options’ fair value on the grant date, calculated in accordance with applicable accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation, see Note 2L to our annual consolidated financial statements included in this Annual Report on Form 10-K.

Outstanding Equity Awards

The table below outlines the unexercised options; stock that has not vested; and equity incentive plan awards for each executive officer outstanding as of December 31, 2020.

	Option award
Name	Number of securities underlying unesercised options (#) exercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Neil Cohen	-	55,000	0.17	14-Jul-30
	3,533	-	76.60	24-Sep-21
	4,504	-	7.29	8-May-24
Burgin Jonathan	6,000	-	3.76	26-Apr-25
	87,500	12,500	2.83	8-Sep-27
	98,875	127,125	1.03	30-Jun-29
	562,782	-	2.60	27-Dec-26
Haluska Frank	164,942	-	2.90	25-Sep-27
	909,203	-	3.67	30-Jun-28

Director Compensation

The table below outlines the unexercised options; stock that has not vested; and equity incentive plan awards for each executive officer outstanding as of December 31, 2020.

Name	Feed earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)	Outstanding options as of December 31, 2020
Veru Dennison	19,375	-	3,975	-	-	-	23,350	-
Howard Lawrance	10,625	-	3,975	-	-	-	14,600	-
Hardy Reginald	10,938	-	3,975	-	-	-	14,913	-
Ofer Gonen	8,750	-	0	-	-	-	8,750	-
Polovets Stan	71,250	-	1,933	-	-	-	73,183	55,000
Neil Cohen	32,408	-	1,933	-	-	-	34,341	55,000
Alon Ruth	53,050	-	10,289	-	-	-	63,340	55,353
Kohlberg Isaac	40,427	-	10,289	-	-	-	50,717	55,000

Employment Agreements

The material employment terms for Dr. Haluska, our former Chief Executive Officer, are as follows: (1) an annual salary of $480,000 ($400,000 until April 30, 2019, when it was amended by a general meeting of our shareholders); (2) an annual bonus, subject to achievement of objectives set by the board of directors, in the target amount of $200,000; (3) payment of nine months’ of salary upon termination (or resignation for a good reason event), a partial annual bonus (pro rata) and partial vesting acceleration of option warrants (and in the case of termination or voluntary resignation with regard to changes in control of the company, a full annual bonus and full vesting acceleration of option warrants); and (4) all employee benefit plans, programs and arrangements, and all fringe benefits and perquisites that are made available to our senior executives, including health insurance coverage in accordance with the terms of our health insurance plan. In total, we have allocated Dr. Haluska options to purchase 2,059,016 ordinary shares in connection with his employment agreement. Of these, options to purchase 562,782, 164,942 and 909,203 ordinary shares vest in four annual tranches from the date of his employment (May 2016) with respective exercise prices of $2.60, $2.90 and $3.67, and options to purchase 422,090 ordinary shares vest in 16 quarterly tranches from the date of approval by our Board with an exercise price of $1.03.

The material employment terms for Neil Cohen, our interim Chief Executive Officer, as of October 20, 2020 consist of a monthly salary of $12,000. Prior to Mr. Cohen’s employment, and in his capacity as a Director, we allocated Mr. Cohen options to purchase 55,000 ordinary shares. These options vest over a period of 3 years, with 33.33% vesting after 12 months from the date of approval by our Board and thereafter vest in 8 quarterly tranches.

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

Unless otherwise noted, the address of each director and current and former executive officer of Anchiano is One Kendall Square, Building 1400E, Suite 14-105, Cambridge, Massachusetts 02139.

NAME OF BENEFICIAL OWNER	Total Beneficial Ownership	Percentage of Ordinary Shares Beneficially Owned*
5% and Greater Shareholders
Clal Biotechnology Industries Ltd.(1)	9,307,662	25.09%
Shavit Capital Funds(2)	8,868,546	21.67%
Access Industries Holdings LLC(3)	15,829,397	42.67%
Edgewater Partner Holdings Ltd. (4)	1,923,075	5.18%
Directors and Executive Officers
Neil Cohen	62,110	*
Andrew Fine	—	*
Ruth Alon(5)	32,399	*
Isaac Kohlberg(6)	32,090	*
Stanislav Polovets	—	*
All current executive officers and directors as a group (5 persons)	126,599	*

*	Percentage ownership based on 37,099,352 ordinary shares outstanding as of the date of this Annual Report on Form 10-K.

(1)	The beneficial ownership is based in part on the latest available filing made with the SEC on Schedule 13D on December 14, 2020 and consists of 6,911,166 ordinary shares and warrants to purchase 2,396,496 ordinary shares. To the best of our knowledge, Clal Industries Ltd. owns 47% of the outstanding shares of, and controls CBI (TASE: CBI). The remaining 53% of CBI’s outstanding shares are publicly-held and listed on the TASE. Clal Industries Ltd. is wholly owned by Access AI Ltd., which is owned by AI Diversified Holdings S.à r.l., which is owned by AI Diversified Parent S.à r.l., which is owned by AI Diversified Holdings Limited, or AIDH Limited. AI SMS owns a majority of the equity of AIDH Limited. AIH owns a majority of the equity of AI SMS, and LLC holds a majority of the outstanding voting interests in AIH. AIM controls LLC and AIH, and Len Blavatnik controls AIM. The address of each of Clal Industries Ltd. and CBI is Triangle Tower, 3 Azrieli Center, Tel Aviv 67023, Israel and the address of each of foregoing other than Clal Industries Ltd. and CBI is 40 West 57th Street, 28th Floor, New York, NY 10019.

(2)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13G January 2, 2020 and consists of 5,034,150 ordinary shares and warrants to purchase 3,834,395 ordinary shares. Gabriel Capital Management Ltd. (“GCM”) is the management company to Shavit Capital Fund III (US), L.P. (“Shavit III”), which holds 3,056,305 of the aforementioned ordinary shares and warrants to purchase 2,314,286 ordinary shares, and certain other affiliated funds (collectively with Shavit III, the “Shavit Funds”). Gabriel Leibler is the sole shareholder of the sole shareholder of GCM. Decisions regarding the voting and disposition of securities held by the Shavit Funds are subject to approval by certain internal investment committees comprising three or more individuals, of which Mr. Leibler is a member. As of December 31, 2019, other Shavit Funds held in the aggregate 1,977,845 ordinary shares and warrants to purchase 1,520,110 ordinary shares. GCM may be deemed to beneficially own such securities held by the Shavit Funds. To the best of our knowledge, the general partner of Shavit III and Shavit Capital Fund 3 (Israel), L.P. is Shavit Capital Fund 3 GP, L.P., which is managed by Shavit Capital Management 3 (GP) Ltd. in its capacity as the general partner. The general partner of Shavit Capital Fund IV (US), L.P. and Shavit Capital Fund 4 (Israel), L.P. is Shavit Capital Fund 4 GP, L.P., which is managed by Shavit Capital Management 4 (GP) Ltd. in its capacity as the general partner. The controlling shareholder of Shavit Capital Management 3 (GP) Ltd. and Shavit Capital Management 4 (GP) Ltd. is a company, the controlling shareholder of which is Mr. Leibler. Neil Cohen holds a 3.45% interest in Shavit Capital Fund 3 (Israel), L.P. and a 1.67% interest in Shavit Capital Fund 4 (Israel), L.P. The address of each of the foregoing other than Mr. Leibler and Mr. Cohen is Jerusalem Technology Park, Building 1B, Box 70, Malha, Jerusalem, 96951 Israel. The address of Mr. Leibler is 4a Gidon Street, Jerusalem 9350604 Israel.

(3)	The beneficial ownership is based on the latest available filing made with the SEC on Schedule 13D on December 14, 2020 and consists of (i) the ordinary shares, ADSs and warrants owned directly by CBI and (ii) 6,521,735 ordinary shares represented by 1,304,347 ADSs owned directly by AIH. For more information on AIH and CBI, see footnote (1) above.

(4)	Consists entirely of ordinary shares. Edgewater Partner Holdings Ltd. is beneficially owned by Mr. Youqiang Yu, and as such, Mr. Yu may be deemed to beneficially own the ordinary shares beneficially owned by Edgewater Partner Holdings Ltd. The shareholder’s business address is c/o Edgewater Partner Holdings Ltd., Novasage Chambers, Level 2, CCCS Building, Beach Road, Apia, Samoa.

(5)	Represents 32,399 shares of Anchiano’s issuable upon the exercise of options.

(6)	Represents 32,090 shares of Anchiano’s issuable upon the exercise of options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Our board of directors consists of four directors, of whom three (Ms. Ruth Alon, Mr. Isaac Kohlberg and Mr. Stan Polovets) qualify as independent directors under the corporate governance standards of the Nasdaq rules and the independence requirements of Rule 10A-3 of the Exchange Act. Under our articles of association, our board of directors must consist of not less than three and no more than 11 directors. Pursuant to our articles of association, the vote required to appoint a director is a simple majority vote of holders of our voting shares participating and voting at the relevant meeting.

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

In addition, under the Companies Law, our board of directors must determine the minimum number of directors who are required to have financial and accounting expertise. Under applicable regulations, a director with financial and accounting expertise is a director who, by reason of his or her education, professional experience and skill, has a high level of proficiency in and understanding of business accounting matters and financial statements. He or she must be able to thoroughly comprehend the financial statements of the company and initiate discussion regarding the manner in which financial information is presented. In determining the number of directors required to have such expertise, the board of directors must consider, among other things, the type and size of the company and the scope and complexity of its operations. Our board of directors has determined that we require at least one director with the requisite financial and accounting expertise and that Ms. Ruth Alon, Mr. Isaac Kohlberg, Mr. Neil Cohen and Mr. Stan Polovets have such expertise.

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

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2020 and 2019 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2020	2019
Audit Fees	160	255
Audit-Related Fees	-	-
Tax Fees	3	3
All Other Fees	-	-
Total	163	258

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit No.	Description
1.1	Anchiano Therapeutics Ltd. Amended and Restated Articles of Association (previously filed as Exhibit 3.2 of Amendment No. 4 to our Registration Statement on Form F-1 (File No. 333-229155) as filed with the SEC on February 11, 2019 and incorporated by reference herein).

2.1	Agreement and Plan of Merger between Anchiano Therapeutics Ltd. and CMB Acquisition Ltd. and Chemomab Ltd., dated December 14, 2020 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K (File No. 001-38807) as filed with the SEC on December 15,2020 and incorporated by reference herein).

3.1	Deposit Agreement between Anchiano Therapeutics Ltd., the Bank of New York Mellon as Depositary, and owners and holders from time to time of ADSs issued thereunder (previously filed as Exhibit 4.1 to our Current Report on Form 6-K (File No. 001-38807) as filed with the SEC on February 14, 2019 and incorporated by reference herein).

4.1	Collaboration and License Agreement, dated as of September 13, 2019, by and between Anchiano Therapeutics Inc. and ADT Pharmaceuticals, LLC (previously filed as Exhibit 10.1 to our Current Report on Form 6-K (File No. 001-38807) as filed with the SEC on September 23, 2019 and incorporated by reference herein).

4.4	2011 Incentive Plan for Employees, Officers and Consultants (previously filed as Exhibit 10.6 of our Registration Statement on Form F-1 (File No. 333-229155) as filed with the SEC on January 7, 2019 and incorporated by reference herein).

4.5	Compensation Policy for Officers, dated February 2017 (previously filed as Exhibit 10.7 of our Registration Statement on Form F-1 (File No. 333-229155) as filed with the SEC on January 7, 2019 and incorporated by reference herein).

4.6	2017 Equity-Based Incentive Plan (previously filed as Exhibit 10.8 of our Registration Statement on Form F-1 (File No. 333-229155) as filed with the SEC on January 7, 2019 and incorporated by reference herein).

4.7	Information Rights Agreement between Anchiano Therapeutics Ltd. and Clal Biotechnology Industries Ltd., dated December 19, 2018 (previously filed as Exhibit 10.10 of our Registration Statement on Form F-1 (File No. 333-229155) as filed with the SEC on January 7, 2019 and incorporated by reference herein).

4.9	Proxy Statement / Prospectus (previously filed in our Registration Statement on form S-4 (File No. 335-252070) as filed with the SES on February 12, 2021.

21.1	List of Subsidiaries (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm83 (filed herewith).

24.1	Power of Attorney (filed herewith).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANCHIANO THERAPEUTICS LTD.

Date: March 7, 2021	By:	/s/ Neil Cohen
Neil Cohen Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil Cohen and Andrew Fine, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neil Cohen	Chief Executive Officer	March 7, 2021
Neil Cohen	(Principal Executive Officer) and Director

/s/ Andrew Fine	Chief Financial Officer	March 7, 2021
Andrew Fine	(Principal Financial and Accounting Officer)

/s/ Stan Polovets	Chairman	March 7, 2021
Stan Polovets

/s/ Ruth Alon	Director	March 7, 2021
Ruth Alon

/s/ Isaac Kohlberg	Director	March 7, 2021
Isaac Kohlberg

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Anchiano Therapeutics Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Anchiano Therapeutics Ltd. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Tel Aviv, Israel

March 7, 2021

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

		December 31,	December 31,
	Note	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	3	$5,392	$17,575
Prepaid expenses and other		724	636
Total current assets		6,116	18,211

Property and equipment, net		12	158
Operating lease right-of-use	4	-	1,199
Long-term pledged deposits		-	130
Other non-current assets		51	57
Total assets		$6,179	$19,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade payables		$678	$875
Accrued expenses and other	8a	1,729	2,855
Operating lease liability	4	179	391
Total current liabilities		2,586	4,121

Non-current operating lease liability	4	16	725
Total liabilities		2,602	4,846

Commitments and contingencies

Shareholders' equity:
Ordinary shares, no par value - authorized 500,000,000 shares as of December 31, 2020 and 100,000,000 shares as of December 31,2019; issued and outstanding 37,099,352 shares at December 31, 2020 and December 31,2019		-	-
Additional Paid-in capital	6	119,745	119,468
Currency translation differences reserve		872	872
Accumulated deficit		(117,040)	(105,431)
Total shareholders' equity		3,577	14,909
Total liabilities and shareholders' equity		$6,179	$19,755

The accompanying notes are an integral part of these consolidated financial statements

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Note	Year ended December 31,
		2020	2019
Operating Expenses:
Research and development		$3,783	$13,303
General and administrative		7,180	6,245
Restructuring expense	5b	749	3,350
Total operating expenses		11,712	22,898

Finance (income) expense, net	8b	(103)	4,226
Net loss and comprehensive loss		$11,609	$27,124

Loss per share basic and diluted		$0.31	$0.79

Weighted average number of shares outstanding used in computation of basic and diluted loss per share in thousands		37,099	34,446

The accompanying notes are an integral part of these consolidated financial statements.

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(U.S. dollars in thousands, except share and per share data)

				Currency
	Ordinary shares		Additional	translation
	Number of	Amounts	Paid-in	differences	Accumulated
	shares	(*)	capital	reserve	deficit	Total
Balance at January 1, 2019	15,575,682	$-	$87,240	$872	$(78,307)	$9,805

Changes during 2019:
Issuance of shares, net	21,523,670	-	26,500	-	-	26,500
Reclassification of warrants due to reassessment (see note 6b)	-	-	(3,628)	-	-	(3,628)
Reclassification of warrants due to modification (see note 6b)			8,198			8,198
Share-based compensation	-	-	1,158	-	-	1,158
Net loss for the year	-	-	-	-	(27,124)	(27,124)
Balance at December 31, 2019	37,099,352	-	119,468	872	(105,431)	14,909

Changes during 2020:
Share-based compensation	-	-	(20)	-	-	(20)
Refund on share issuance expenses			297			297
Net loss	-	-	-	-	(11,609)	(11,609)
Balance at December 31, 2020	37,099,352	$-	$119,745	$872	$(117,040)	$3,577

(*) No par value

The accompanying notes are an integral part of these consolidated financial statements

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(U.S. dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019
Operating activities:
Net loss	$(11,609)	$(27,124)
Adjustments required to reconcile net loss to net cash used in operating activities:
Financing costs, net	-	4,570
Depreciation	80	281
Gain on sale of property and equipment	(36)	-
Share-based payments	(20)	1,158
Write-off of right-of-use	278	-
Changes in operating asset and liabilities:
Prepaid and other current	(88)	2,305
Other non-current assets	6	975
Trade payables	(197)	1,076
Accrued expenses and other	(1,126)	301
Net cash used in operating activities	(12,712)	(16,458)

Investing activities:
Purchase of property and equipment	(34)	(95)
Proceeds from sale of property and equipment	136	-
Net cash provided by (used in) investing activities	102	(95)

Financing activities:
Proceeds from issuance of ordinary shares and warrants	-	30,500
Share issuance costs	297	(3,879)
Net cash provided by financing activities	297	26,621

Increase (decrease) in cash, cash equivalents and restricted cash	(12,313)	10,068
Cash, cash equivalents and restricted cash at, beginning of period	17,705	7,637
Cash, cash equivalents and restricted cash at, end of period	$5,392	$17,705

Reconciliation in amounts on consolidated balance sheets:
Cash and cash equivalents	$5,392	$17,575
Restricted cash	-	130
Total cash, cash equivalents and restricted cash	$5,392	$17,705

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(U.S. dollars in thousands, except share and per share data)

NOTE 1 - NATURE OF OPERATIONS

Anchiano Therapeutics Ltd. (the "Company") is a biopharmaceutical company dedicated to the discovery, development, and commercialization of novel, targeted therapies to treat cancer in areas of significant clinical need. Anchiano is developing small-molecule pan-RAS inhibitors and inhibitors of PDE10 and the β-catenin pathway, having discontinued active clinical development of inodiftagene vixteplasmid in November 2019. After a thorough evaluation of the data, the Company determined there was a low probability of surpassing the pre-defined futility threshold at the planned interim analysis of its Phase 2 Codex study, evaluating the gene therapy inodiftagene vixteplasmid in patients with BCG-unresponsive non-muscle-invasive bladder cancer (NMIBC), and announced the discontinuation of the study. In January 2020, our Board of Directors approved management’s recommendation to close the Company’s office and laboratories located in Israel. Following the closure of the Israeli facilities at the end of May 2020, and as of December 31, 2020, the Company’s sole remaining office was located at One Kendall Square, Building 1400E, Suite 14-105, Cambridge, Massachusetts. In February 2021, in light of the effects the situation in which offices were no longer required under the circumstances, the Company signed a lease termination agreement related to this office, effective as of February 28, 2021. (for details, see Note 10 below).

On July 2, 2020, the Company’s Chief Executive Officer Dr. Frank Haluska sent a letter to the Chairman of the Company’s board of directors outlining Dr. Haluska’s belief that events had occurred that were sufficient to trigger his ability to resign for “Good Reason” under his employment agreement. The company’s board of directors informed Dr. Haluska that it disagreed with the letter’s assertions regarding “Good Reason” and treated the letter as a constructive resignation effective as of July 2, 2020. On July 12, 2020, Dr. Frank Haluska tendered his written resignation from the Company’s board of directors, effective immediately. See Note 9 for further detail.

In light of business circumstances, and in order to conserve cash and preserve optionality while alternatives are being identified and assessed, the Company made a decision during July 2020 to undertake reductions in headcount and other cost saving measures. These included plans to temporarily reduce the Company’s internal and external research and development work on the Company’s pan-RAS-inhibitor program until there is greater clarity regarding Anchiano’s ability to fund the program. We continue to undertake actions for the promotion of the program and its assets and towards strengthening the protection of all related intellectual property.

On October 20, 2020, the Company appointed Mr. Neil Cohen as its Chief Executive Officer. Mr. Cohen was a member of the Company’s board of directors prior to his appointment as CEO and continues to serve in this capacity. The Company also appointed Mr. Andrew Fine to serve as its Chief Financial Officer. Mr. Fine previously served as the Company’s Interim Chief Financial Officer pursuant to a subcontracting agreement as of July 2020.

On December 14, 2020 the Company entered into an Agreement and Plan of Merger with Chemomab, an Israeli limited company and a clinical-stage biotech company focusing on the discovery and development of innovative therapeutics for fibrosis-related diseases with high unmet need, which included the proposed Merger of CMB Acquisition Ltd., a wholly owned subsidiary of ours, with Chemomab as the surviving company. The merger is, subject to shareholder approval as well as, amongst other things, the completion of a financing of no less than $30 million concurrently with the closing of the merger, and the listing of the Anchiano ADSs on Nasdaq,

At the effective time of the merger, the Company anticipates that each share of Chemomab common stock outstanding immediately prior to the effective time of the Merger will be converted into the right to receive approximately 1,028.99 shares of Anchiano common stock, subject to adjustment to account for a reverse split of Anchiano common stock at a reverse split ratio to be determined by Anchiano’s board of directors, subject to shareholder approval, and to be implemented prior to the consummation of the merger.

Immediately following the merger, and prior to any private investment as part of the merger, the former Chemomab security holders will own approximately 90% of the aggregate number of shares of Anchiano common stock and the security holders of Anchiano as of immediately prior to the merger will own approximately 10% of the aggregate number of shares of Anchiano common stock on a fully diluted basis.

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

In March 2020 the World Health Organization declared the global novel coronavirus (COVID-19) outbreak a pandemic. As of December 31, 2020, the Company’s operations have not been significantly impacted by the COVID-19 outbreak. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned pre-clinical development activities.

Liquidity

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at December 31, 2020 of $117 million. The Company has financed operations to date primarily through public and private placements of equity securities. The Company anticipates that it will continue to incur net losses for the foreseeable future. The Company believes that its existing cash and cash equivalents will only be sufficient to fund its projected cash needs until the completion of the contemplated merger with Chemomab during the first half of 2021. Accordingly, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. To meet future capital needs, and should the contemplated merger with Chemomab not be completed, the Company would need to raise additional capital through equity or debt financing or other strategic transactions. However, any such financing may not be on favorable terms or even available to the Company. The failure of the Company to obtain sufficient funds on commercially-acceptable terms when needed, would have a material adverse effect on the Company’s business, results of operations and financial condition. The forecast of cash resources is forward-looking information that involves risks and uncertainties, and the actual amount of the Company’s expenses could vary materially and adversely as a result of a number of factors. The Company has based its estimates on assumptions that may prove to be wrong, and the Company’s expenses could prove to be significantly higher than it currently anticipates.

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

Items included in the financial statements of the Company's entities are measured using the currency of the primary economic environment in which the Company operates. The Company's functional currency from inception through December 31, 2018 was the New Israeli Shekel (“NIS”), as this was the functional currency of its significant operations. Effective January 1, 2019, due to significant business developments and changes to its economic circumstances, the Company, as well as its Israeli subsidiary, reassessed its functional currency and determined to change its functional currency to the U.S. dollar (“dollar”, “USD” or “$”) from the NIS. The change in functional currency was accounted for prospectively from January 1, 2019, and the financial statements prior to and including the period ended December 31, 2018 were not restated for the change in functional currency.

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

For the two years ended December 31, 2020, the Company did not capitalize any intangible asset purchased at an asset acquisition.

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

The following ordinary shares underlying stock options and warrants were excluded from the calculation of diluted net loss per ordinary share, because their effect would have been anti-dilutive for the years presented:

	Year ended December 31
	2020	2019
Outstanding stock options	2,565,301	3,822,374
Warrants	10,975,950	10,975,950

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

Operating-lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, while the ROU assets are also adjusted for any prepaid or accrued lease payments. The Company uses its incremental borrowing rate, based on the information available at the commencement date, to determine the present value of the lease payments. For lease modifications that decrease the scope of the lease, the Company recognizes a decrease in the carrying amount of the right-of-use asset in order to reflect the partial or full cancellation of the lease, and recognizes in profit or loss a profit (or loss) that equals the difference between the decrease in the right-of-use asset and re-measurement of the lease liability.

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

t.	Reclassifications

Certain prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified to conform to the 2020 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ equity, net loss, or loss per share.

NOTE 3 – CASH AND CASH EQUIVALENTS:

	December 31,	December 31,
	2020	2019
In US dollars
Cash	$1,110	$9,349
Cash equivalents	4,001	7,451
In New Israeli Shekels
Cash	281	775
	$5,392	$17,575

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

In May 2018, Anchiano Therapeutics, Inc. signed an agreement to rent space for offices in Cambridge, Massachusetts, until December 2021. This agreement was amended in October 2019 with the agreement ending in January 2022 with annual rent of approximately $185 thousand.

In February 2021, in light of the situation in which offices were no longer required under the circumstances, the Company signed a lease termination agreement (See note 10 below for further details). Given that the Company is no longer using the asset as of December 31, 2020 there is a need for an impairment of the asset. As of December 31, 2020, the Company recognized a decrease of approximately $195 thousand in the carrying amount of the right-of-use asset to reflect the impairment of the right of use asset. In addition to this the Company recognized a decrease of approximately $83.0 thousand in Q1 2020 on account of impairment of its right of use asset for its facilities in Israel that the Company vacated.

The cash flow information related to operating leases and the lease term and the discount rate related to Company’s operating lease right-of-use assets and related lease liabilities are as follows:

Year ended
December 31, 2020
Operating cash flow from operating leases	$247
Weighted Average Remaining Lease Term (years)	1.33
Weighted Average Discount rate	10.20%

Year ended
December 31, 2020
Operating lease expense	$242

Supplemental balance sheet information related to operating leases was as follows

December 31, 2020
Assets
Operating lease right of use	$-
Liabilities
Operating lease liabilities, current portion	$179
Operating lease liabilities, non-current portion	16
Total	$195

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(U.S. dollars in thousands, except share and per share data)

NOTE 4 – LEASES (continued):

   As of December 31, 2020, the maturity of lease liabilities under our non-cancelable operating leases were as follows:

Operating Lease
2021	189
2022	16
Total future minimum lease payments, undiscounted	205
Less: Imputed interest	-10
Present value of future minimum lease payments	$195

NOTE 5 - COMMITMENTS:

A.	Royalty Commitments:

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

As of December 31, 2020, the Company had recognized and received grants (cumulatively) from the IIA in the amount of $4 million. At the time the Company received the grants, successful development of the program was not probable and, accordingly, no related liability has been recognized in the financial statements.

The Company did not receive any grants from the IIA for the years ended December 31, 2020 and 2019.

The Company did not successfully commercialize the products developed from research and development activities related to inodiftagene that were partially funded by grants from the IIA. In January 2021 the Company submitted a request to the IIA to close its files with the IIA and to receive approval from the IIA that the Company has no obligations to pay royalties as no commercialization resulted from the research and development activities. As of the date of these financial statements no response has been received from the IIA.

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(U.S. dollars in thousands, except share and per share data)

NOTE 5 – COMMITMENTS (continued):

A.	Royalty Commitments (continued):

2.	Liability for royalty payments to Yissum

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

In April 2020, the Company notified Yissum that as a result of the Company’s decision to discontinue clinical development of inodiftagene, the Company will cease payments to maintain the intellectual property that was licensed from Yissum that supported the development and as related to a licensing and development agreement between the parties (“License Agreement”). In August 2020 the Company agreed with Yissum on termination of the License Agreement and the return of all intellectual property.

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

In July 2020, the Company made the strategic decision to temporarily reduce development of the Company’s RAS program and to institute various cost savings measures to preserve liquid resources. At the same time the Company continued to actively pursue the maintenance of its Licensing Agreement with ADT and protection of its intellectual property assets. The cost saving activities included severing 3 employees and contract termination with outsourced contractors working on clinical activities.

The following table represents a roll forward of the restructuring and other activities noted above:

	CRO, Manufacturing and other related	Severance- related	Facility and Leases	Total
Balance, January 1, 2020	$2,572	$336	$-	$2,908
Expenses	502	-	247	749
Paid or consumed	(2,836)	(336)	(247)	(3,419)
Balance, December 31, 2020	$238	$-	$-	$238

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

As detailed in Note 2c, the Company changed its functional currency from NIS to USD as of January 1, 2019. Due to this change from this date, the exercise price of the warrants was no longer denominated in the Company’s functional currency and therefore not considered indexed to the Company’s own stock according to ASC 815-40

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

The Company has determined the fair value of the warrants (a Level 3 valuation) as of January 1, 2019 and February 14, 2019. The fair value of these warrants was estimated by implementing the Probability-Weighted Expected Return Method or the Black-Scholes Method. The following parameters were used:

	Derivative Financial Instrument
	February 14, 2019	January 1, 2019
Stock price (USD)	$1.84	$2.50
Expected term	End of 2022	End of 2022
Risk free rate	2.49%	1.37%
Volatility	52%	48%

In December 2020, in connection with, and conditional on completion of the contemplated merger, investors in the June 2018 fundraising round executed an agreement in which they agree to exercise all of their warrants upon the completion of the merger; reduce the number of shares in the Company to which they are entitled as a result of the merger pursuant to the price protection provisions and waive their rights to the balance of the price protection. Under this agreement the investors will (i) receive additional shares equal to only 80% of the number shares currently held by each investor for no additional consideration; and (ii) in respect of the price protection rights applicable to warrants held by such investors, the number of shares into which the warrants shall be exercisable shall be increased, for no additional consideration, only by the number shares necessary to ensure that, upon a cashless exercise of the warrants upon the merger, the aggregate number of shares held by each investor shall equal 80% more than the shares currently purchasable under the warrants; See also note 9D below.

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

Until 2016, the Company issued options to purchase shares to its employees, directors and other service providers/consultants pursuant to its 2011 Share Option Plan. From 2017, the Company has issued options pursuant to its 2017 Equity-Based Incentive Plan (the “2017 Plan”). As of December 31, 2020 and 2019, 6,218,798 shares and 3,501,486 shares respectively remain available for grant under the 2017 Plan.

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

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(U.S. dollars in thousands, except share and per share data)

NOTE 6 - SHARE CAPITAL (continued):

e.	Share-based compensation (Continued):

Options granted to employees and directors:

In the years ended December 31, 2020 and December 31, 2019, the Company granted options to purchase ordinary shares as follows:

	Year ended December 31, 2020
	Award amount	Exercise price range	Vesting period	Expiration
Employees	775,000	$0.23-$0.24	4 years	2030

Directors	110,000	$0.165	3 years	2030

	Year ended December 31, 2019
	Award amount	Exercise price range	Vesting period	Expiration
Employees	1,098,590	$0.60-$1.55	4 years	2029

Directors	495,000	$0.47-$1.03	3 years	2029

The fair value of options granted during 2020 and 2019 was $0.1 million and $0.8 million, respectively.

The fair value of options granted to employees and directors is based on the share price on grant date and was computed using the Black-Scholes model. The underlying data used for computing the fair value of the options are as follows:

Year ended
December 31, 2019
Value of ordinary share	$0.47 - $1.54
Dividend yield	0%
Expected volatility	51.5% - 68.8%
Risk-free interest rate	1.7% - 2.5%
Expected term (years)	4.95 - 7

Year ended
December 31, 2020
Value of ordinary share	$0.15 - $0.24
Dividend yield	0%
Expected volatility	64.9% - 67.4%
Risk-free interest rate	0.30% to 0.45%
Expected term (years)	5.5 - 7

The total unrecognized share-based compensation cost at December 31, 2020 is $0.14 million, which is expected to be recognized over a weighted-average period of 1.3 years.

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(U.S. dollars in thousands, except share and per share data)

NOTE 6 - SHARE CAPITAL (continued):

e.	Share-based compensation (Continued):

Summary of outstanding and exercisable options:

The following table summarizes the number of options outstanding for the years ended December 31, 2020 and December 31, 2019, and related information. As a result of the Company restructuring that resulted in the termination of the employment of senior employees and as a result of the resignation of the Company’s CEO a significant number of granted options were forfeited during the period :

	Number of Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Life in Years
Options outstanding - December 31, 2018	2,453,767	$3.32	9.0
Granted	1,593,590	$1.03	9.6
Forfeited	(221,611)	$1.30	9.4
Expired	(3,372)	$13.32	5.8
Exercised	-	$-	-
Options outstanding - December 31, 2019	3,822,374	$2.50	8.5
Granted	885,000	$0.22	9.3
Forfeited	(1,677,286)	$1.01	8.6
Expired	(505,398)	$2.58	7.7
Exercised	-	-	-
Options outstanding - December 31, 2020	2,524,691	$2.62	7.45
Options exercisable - December 31, 2020	1,998,264	$3.16	7.02

(1)	Weighted-average exercise price per ordinary share. NIS-denominated exercise prices were converted to USD using the year-end Bank of Israel representative rate.

The following tables summarizes information concerning outstanding and exercisable options as of December 31, 2020, in terms of ordinary shares:

December 31, 2020
Options outstanding			Options exercisable
Exercise prices per share (USD)	Number of options outstanding at end of year	Weighted Average Remaining Contractual Life	Number of options exercisable at end of year	Weighted average remaining contractual life
$25-77	5,535	1.21	5,535	1.21
$6-8	6,757	3.35	6,757	3.35
$3-5	938,203	7.47	938,203	7.47
$2-3	865,577	6.25	852,470	6.24
$1-2	349,750	8.50	175,410	8.50
$0-1	358,870	9.39	19,890	8.50

	2,524,691		1,998,264

The aggregate intrinsic value of the total of both the outstanding and exercisable options as of December 31, 2020, is $0.

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(U.S. dollars in thousands, except share and per share data)

NOTE 6 - SHARE CAPITAL (continued):

e.	Share-based compensation expenses (Continued):

The following table illustrates the effect of share-based compensation on the statements of operations:

	Year ended December 31
	2020	2019
Research and development	$(162)	$470
General and administrative	$142	$688
	$(20)	$1,158

NOTE 7 - INCOME TAX:

a.	Corporate tax rates

1)	Ordinary taxable income in Israel is subject to a corporate tax rate of 23%.

2)	The Company’s US-based subsidiary, Anchiano Therapeutics, Inc., is taxed separately under the U.S. tax laws.

The US-based subsidiary is subject to a federal flat tax rate of 21% and state taxes as applicable.

b.	As of December 31, 2020, the Company had estimated net operating loss carryforwards in Israel of approximately $13 million that can be carried forward indefinitely, and estimated carryforward capital losses of approximately $14.1 million.

As of December 31, 2020, the Company’s Israeli subsidiary had estimated net operating loss carryforwards of approximately $87.5 million in Israel that can be carried forward indefinitely and estimated carryforward capital losses of approximately $1.6 million.

The Company’s US-based subsidiary had no net operating loss carryforwards as of December 31, 2019. As of December 31, 2020 the U.S. subsidiary had estimated federal and state net operating loss carryforwards available to offset future taxable income of approximately $5.5 million. Net operating loss carryforwards may be carried forward indefinitely until the loss is fully recovered, but they are limited to 80% of the taxable income in any one tax period.

c.	As of December 31, 2020, the Company’s and the Company’s subsidiary’s tax years until December 31, 2014 are closed to audit inspections by the taxing authority due to statute of limitation rules effective in Israel. The U.S. subsidiary’s tax years until December 31, 2016 are closed to audit inspections by the taxing authority due to statute of limitation rules effective in the U.S.

d.	The components of the net loss (following which there is no provision for income taxes) were as follows:

	Year ended
	December 31,
	2020	2019
Israel	5,725	22,678
U.S.	5,884	4,446
	11,609	27,124

e.	There was no provision made for income taxes in 2020 or 2019. Prior to 2019 our U.S. subsidiary provided us with general and clinical trial management services. For these services, our US subsidiary was compensated on a cost-plus basis, and recorded income taxes accordingly on the profits. In 2019, following our acquisition of the programs from ADT, our U.S. subsidiary ceased to provide us with general clinical trial management services and expenses related to the ADT programs are not part of the cost-plus compensation and accordingly our US subsidiary does not have taxable income for the current year

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(U.S. dollars in thousands, except share and per share data)

NOTE 7 - INCOME TAX (continued):

f.	A reconciliation of the Company’s theoretical income tax expense to actual income tax expense is as follows:

	Year ended
	December 31,
	2020	2019
Loss before income tax	(11,609)	(27,124)
Tax rate	23%	23%
Computed "expected" tax benefit	(2,670)	(6,238)
Decrease (increase) in tax refund resulting from:
- change in temporary differences for which deferred taxes were not recognized	(1,965)	2,133
- Different tax rate in subsidiaries operating outside of Israel	(240)	(1)
- Non-deductible items	(25)	1,195
- Tax credits		-
- Losses and benefits for tax purposes for the year, for which deferred taxes were not recorded	4,900	2,911
Actual tax expense	-	-

g.	The following table presents the significant components of the Company’s deferred tax asset:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forward	24,650	17,811
Capital loss carry forward	3,638	3,421
Research and development	2,392	4,297
Share based compensation	900	890
Other	1	67
Less - valuation allowance	(31,581)	(26,486)
Net deferred tax assets	-	-

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset deferred tax assets at December 31, 2020 and 2019 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the year ended at December 31, 2020 was an increase of $5.1 million.

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(U.S. dollars in thousands, except share and per share data)

NOTE 8 - SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION:

a.

Balance sheets:

Certain prior year amounts shown below for December 31, 2019 have been reclassified to conform to the 2020 presentation. These reclassifications did not have any effect on the total liabilities.

Other payables:

	December 31,	December 31,
	2020	2019
Accrued expenses	$1,459	$372
Restructuring accrual	238	2,161
Payroll and related	32	60
Liability for employee rights upon retirement	-	262
	$1,729	$2,855

Certain prior year amounts shown in the accompanying condensed consolidated financial statements have been reclassified to conform to the 2020 presentation. These reclassifications did not have any effect on total current assets, total assets, total current liabilities, total liabilities, total shareholders’ equity, net loss, or loss per share See also note 2t above.

b.	Statements of operations:

Finance expenses, net:

	Year ended
	December 31,
	2020	2019
Finance expenses:
Foreign exchange rates, net	-	40
Interest expenses, bank fees and other	6	9
Changes in fair value of warrants (see note 6b)	-	4,570
Total finance expenses	6	4,619

Finance income:
Foreign exchange rates, net	89	-
Interest on bank deposit	20	393
Total finance income	109	393
Total finance expenses (income), net	(103)	4,226

ANCHIANO THERAPEUTICS LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(U.S. dollars in thousands, except share and per share data)

NOTE 9 - RELATED PARTY TRANSACTIONS:

A.

On July 2, 2020, the Company’s Chief Executive Officer Dr. Frank Haluska sent a letter to the Chairman of the Company’s board of directors outlining Dr. Haluska’s belief that events had occurred that were sufficient to trigger his ability to resign for “Good Reason” under his employment agreement. The Company’s board of directors informed Dr. Haluska that it disagreed with the letter’s assertions regarding “Good Reason” and treated the letter as a constructive resignation effective as of July 2, 2020. On July 12, 2020, Dr. Frank Haluska tendered his written resignation from the Company’s board of directors, effective immediately. Dr. Haluska referenced the matters articulated in his letter of July 2, 2020, and the Company’s response and actions following receipt of the letter as the basis for his resignation from the Board. The Company has a potential maximum exposure of up to $0.4 million relating to claims of “Good Reason” resignation. It is the Company’s position, based on its legal counsel, that the CEO resigned without Good Reason, is not entitled to severance, and the Company will contest any and all claims for severance. The Company has not accrued any provision in its financial statements in this regard.

B.	In July 2020, the Company’s compensation committee approved allocations of options to each of Mr. Stan Polovets, a director in the Company, and to Mr. Neil Cohen, a shareholder and a director in the Company, to purchase 55,000 ordinary shares (currently equivalent to 11,000 ADSs).. The options vest over a period of 36 months (33% after 12 months 8.33% at the end of each 3 month period thereafter) with an exercise price of $0.165 per ordinary share or $0.823 per ADS. See note 6e for further details on and description of the value of the grants . )..

C.	On October 20, 2020, the Company appointed Mr. Neil Cohen as Chief Executive Officer of the Company, effective immediately. Pursuant to his employment agreement, in his capacity as Chief Executive Officer of the Company Mr. Cohen will receive a gross salary of $12,000 per month. Mr. Cohen will continue to serve as a member of the Company’s board of directors.

D.	In December 2020 in connection with , and contingent on the completion of, the contemplated merger, and pursuant to price protection rights granted to private investors in 2018 under a securities purchase agreement, shareholders and warrant holders that are related parties of the Company executed an agreement in which related parties (and other investors) agree to exercise all of their warrants in the Company upon the closing of the merger; reduce the number of shares in the Company to which they are entitled as a result of the merger pursuant to the price protection provisions granted to such holders, and waive their rights to the balance of the price protection; and upon the completion of the merger, release the Company from any further obligations under the securities purchase agreement, and terminate the price protection rights and an Investors Rights Agreement related to Company shares and warrants held by such investors. See note 6b for further detail.

NOTE 10 - SUBSEQUENT EVENTS:

A.	In February 2021, in light of the situation in which offices were no longer required under the circumstances, the Company signed a lease termination agreement related to its office located in Cambridge, Massachusetts, effective immediately. The Company paid $0.1 million as a buy-out on future lease commitments and forgave a deposit of approximately $0.05 million held by the landlord on account of future lease payments. The Company moved its corporate activities to offices in Jerusalem, Israel, that are owned by the firm that provides bookkeeping services to the Company and made available for the Company’s CFO and CEO as required.

B.

Between February 3 and February 18, 2021, five separate complaints were filed by putative stockholders of the Company challenging the proposed merger. Two complaints were filed in the United States District Court for the Southern District of New York (Bispo v. Anchiano Therapeutics Ltd., et al., No. 1:21-cv-00964-JSR (“Bispo Action”) and Jace v. Anchiano Therapeutics Ltd., et al., No. 1:21-cv-01114-JSR (“Jace Action”)). One complaint was filed in the United States District Court for the Eastern District of New York (Daly v. Anchiano Therapeutics Ltd., et al., No. 1:21-cv-00621 (“Daly Action”)). The remaining two complaints were filed in United States District Court for the District of Delaware (Ciccotelli v. Anchiano Therapeutics Ltd., et al., No. 1:21-cv-00153-RGA (“Ciccotelli Action”) and Wilhelm v. Anchiano Therapeutics Ltd., et al., No. 1:21-cv-00226 (“Wilhelm Action”)). All five actions assert violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder against Anchiano and each member of the Anchiano board, and violations of Section 20(a) of the Exchange Act against the individual defendants. The Ciccotelli also asserts violations of Section 20(a) of the Exchange Act against Chemomab. Additionally, the Bispo Action asserts a breach of fiduciary duty claim against the individual defendants. In general, the complaints each allege that the Registration Statement on Form S-4 filed with the SEC by Anchiano on January 13, 2021, omitted or misrepresented material information regarding the merger. The complaints seek, among other things, injunctive relief, damages, and an award of plaintiff's costs, including attorneys’ fees and expenses. The Company has submitted an amendment to the registration statement that included additional information not previously provided and that addresses the claims of omission and misrepresentation.

It is still too early to assess and determine the possible / probable outcome of these complaints