Form 10-Q
period 2021-03-31
Chemomab Therapeutics Ltd.
filed 2021-05-13
CIK 1534248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38807

Chemomab Therapeutics Ltd.

(Exact Name of Registrant as Specified in its Charter)

Israel	81-3676773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kiryat Atidim, Building 7 Tel Aviv, Israel
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: +972-77-331-0156

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing twenty (20) ordinary shares, no par value per share	CMMB	Nasdaq Capital Market
Ordinary shares, no par value per share	n/a	Nasdaq Capital Market*

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

As of May 13, 2021, the registrant had 10,697,997 American Depositary Shares outstanding.

CHEMOMAB THERAPEUTICS LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, but these are not the only ways these statements are identified. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), specifically our most recent Annual Report on Form 10-K, most recently filed Form 10-Q and our Current Reports on Form 8-K.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•	references to “Chemomab Therapeutics Ltd.” “Chemomab,” the “Company,” “us,” “we” and “our” refer to Chemomab Therapeutics Ltd. an Israeli company and its consolidated subsidiaries, although with respect to the presentation of financial results for historical periods that preceded the Merger (as defined below), these terms refer to the financial results of Chemomab Ltd., which was the accounting acquirer in the Merger;

•	references to “ordinary shares,” “our shares” and similar expressions refer to the Company’s ordinary shares, no nominal (par) value;

•	references to “ADS” refer to the American Depositary Shares listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “CMMB,” each representing twenty (20) ordinary shares of the Company;

•	references to “dollars,” “U.S. dollars” and “$” are to U.S. Dollars;

•	references to “NIS” are to New Israeli Shekels;

•	references to the “SEC” are to the U.S. Securities and Exchange Commission;

•	references to the “Merger” refer to the merger involving Anchiano Therapeutics Ltd. and Chemomab Ltd., whereby a wholly-owned subsidiary of Anchiano Therapeutics Ltd. merged with and into Chemomab Ltd., with Chemomab Ltd. surviving as a wholly-owned subsidiary of Anchiano Therapeutics Ltd. Upon consummation of the Merger, Anchiano Therapeutics Ltd. changed its name to “Chemomab Therapeutics Ltd.” and the business conducted by Chemomab Ltd. became primarily the business conducted by the Company;

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

Chemomab Therapeutics Ltd.

Condensed Consolidated Balance Sheets

In USD thousands (except share amounts)

		March 31,	December 31,
		2021	2020
	Note	Unaudited
Assets

Current assets
Cash and cash equivalents		58,180	11,674
Short term bank deposits		23	24
Asset held for sale		1,000	-
Other receivables and prepaid expenses		320	141

Total current assets		59,523	11,839

Non-current assets
Long-term deposit		4	4
Property and equipment, net		148	152
Restricted cash		51	53
Operating lease right-of-use assets		397	428
Total non-current assets		600	637

Total assets		60,123	12,476

Current liabilities
Trade payables		2,083	93
Accrued expenses		1,956	715
Employee and related expenses		523	438
Operating lease liabilities		69	70

Total current liabilities		4,631	1,316

Non -current liabilities
Operating lease liabilities - long term		328	358

Total non-current liabilities		328	358

Commitments and contingent liabilities

Total liabilities		4,959	1,674

Shareholders’ equity	1
Ordinary shares no par value - Authorized: 650,000,000 at March 31, 2021 and authorized 500,000,000 shares as of December 31, 2020 ;		-	-
Issued and outstanding: 213,959,940 shares at March 31, 2021 and 9,274,838 shares at December 31, 2020 *		-	-

Additional paid in capital		80,563	34,497
Accumulated deficit		(25,399)	(23,695)

Total shareholders’ equity		55,164	10,802
Total liabilities and shareholders’ equity		60,123	12,476

*Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Chemomab Therapeutics Ltd.

Unaudited Condensed Consolidated Statements of Operations

In USD thousands (except share amounts)

	Three months	Three months
	Ended	ended
	March 31,	March 31,
	2021	2020
Operating expenses

Research and development	1,157	1,552

General and administrative	542	152

Total operating expenses	1,699	1,704

Financing expenses (income), net	5	(9)

Net loss for the period	1,704	1,695

Basic and diluted loss per Ordinary Share*	0.011	0.013

Weighted average number of Ordinary Shares outstanding, basic and diluted*	156,751,771	129,761,778

*       Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer’s shareholders in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the condensed consolidated financial statements.

Chemomab Therapeutics Ltd.

Unaudited Condensed Consolidated Statements of Changes in Equity

In USD thousands (except share amounts)

	Ordinary Shares		Additional paid in capital	Accumulated Deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the three-month period ended on March 31, 2021

Balance as of January 1, 2021 *	9,274,838	-	34,497	(23,695)	10,802

Share-based compensation	-	-	43	-	43

Effect of reverse capitalization transaction	152,299,702	-	2,476	-	2,476

Issuance of shares and warrants, net of issuance costs	52,385,400	-	43,547	-	43,547
Net loss for the period	-	-	-	(1,704)	(1,704)
Balance as of March 31, 2021	213,959,940	-	80,563	(25,399)	55,164

* Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Chemomab Therapeutics Ltd.

Unaudited Condensed Consolidated Statements of Changes in Equity

In USD thousands (except share amounts)

	Ordinary Shares		Additional paid in capital	Accumulated deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the three-month period ended March 31, 2020

Balance as of January 1, 2020*	9,274,838	-	30,117	(17,744)	12,373
Share-based compensation	-	-	46	-	46
Net loss for the period	-	-	-	(1,695)	(1,695)
Balance as of March 31, 2020	9,274,838	-	30,163	(19,439)	10,724

* Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Chemomab Therapeutics Ltd.

Unaudited Condensed Consolidated Statements of Cash flows

In USD thousands

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities
Loss for the period	(1,704)	(1,695)

Adjustments for operating activities:
Depreciation	7	5
Change in other receivables and prepaid expenses	57	(52)
Change in trade payables	281	37
Change in accrued expenses	(62)	(204)
Change in employees and related expenses	85	(50)
Share-based compensation	43	46
	411	(218)
Net cash used in operating activities	(1,293)	(1,913)

Cash flows from investing activities
Investment in deposits	1	-
Purchase of property and equipment	(3)	(10)
Net cash used in investing activities	(2)	(10)

Cash flows from financing activities
Cash acquired in reverse recapitalization	2,427	-
Receivables on account of shares	-	500
Issuance of Shares and warrants, net of issuance costs	45,372	-
Net cash provided by financing activities	47,799	500

Change in cash, cash equivalents and restricted cash	46,504	(1,423)

Cash, cash equivalents and restricted cash at beginning of period	11,727	12,259

Cash, cash equivalents and restricted cash at end of period	58,231	10,836

Supplemental disclosure of non-cash investing and financing activities:
Liabilities assumed, net of non-cash assets received in reverse merger	49	-
Accrued issuance expenses	1,825	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General.

A.	Chemomab Therapeutics Ltd. (hereinafter - the “Company”) is an Israeli based company that was incorporated on September 2011. The Company’s registered office is located in Kiryat Atidim, Tel Aviv, Israel. The Company is a clinical-stage biotech company discovering and developing innovative therapeutics for conditions with high-unmet medical need that involve inflammation and fibrosis.

B.	On March 16, 2021, the Company, then known as Anchiano Therapeutics Ltd. (“Anchiano”), completed its merger with Chemomab Ltd., a privately-held Israeli limited company (“Chemomab Ltd.”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of December 14, 2020, by and among Anchiano, CMB Acquisition Ltd., an Israeli limited company and wholly-owned subsidiary of Anchiano (“Merger Sub”), and Chemomab Ltd. (the “Merger”).

Upon completion of the Merger, pursuant to which Merger Sub merged with and into Chemomab Ltd., with Chemomab Ltd. being the surviving entity and a wholly-owned subsidiary of Anchiano , the Company changed its name from “Anchiano Therapeutics Ltd.” to “Chemomab Therapeutics Ltd.” and the business conducted by Chemomab Ltd. became primarily the business conducted by the Company.

For accounting purposes, Chemomab Ltd. is considered the acquirer of Anchiano based upon the terms of the Merger as well as other factors including; (i) Chemomab Ltd. former shareholders own approximately 90% of the combined Company’s outstanding ordinary shares immediately following the closing of the Merger, and (ii) Chemomab Ltd. management holds key management positions of the combined Company. The Merger has been accounted for as an asset acquisition (reverse recapitalization transaction) rather than business combination, as the assets acquired and the liabilities assumed by Chemomab Ltd. do not meet the definition of a business under U.S. GAAP. The net assets acquired in connection with this transaction were recorded at their estimated acquisition date fair market value as of March 16, 2021, the date of completion of the Merger.

Immediately prior to the effective date of the Merger, all preferred shares of Chemomab Ltd. were converted into ordinary shares of Chemomab Ltd. on a one-for-one basis.

In connection with the Merger, and following the effective time of the Merger, the Company effected a reverse share split of the Company’s ordinary shares at a ratio of 4:1 (the “Reverse Split”) and increased the number of ordinary shares per one American Depositary Share (“ADS”) from 5 to 20. At the effective time of the Merger, each Chemomab Ltd. ordinary share outstanding immediately prior to the effective time of the Merger automatically converted into the right to receive approximately 12.86 ADSs, each representing 20 Anchiano ordinary shares, plus a warrant to purchase ADSs that may become exercisable only under certain circumstances.

The exchange rate was calculated by a formula that was determined through arms-length negotiations between the Company and Chemomab Ltd. The combined Company assumed all of the outstanding options of Chemomab Ltd., vested and not vested, under the 2015 Plan, with such options representing the right to purchase a number of ADSs equal to approximately 12.86 multiplied by the number of shares of Chemomab Ltd. ordinary shares previously represented by such options.

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General. (Cont.)

The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements give retroactive effect to the exchange ratio and change in par value for all periods presented.

The equity structure reflects the legal acquirer’s equity structure. The balance is adjusted to reflect the par value of the outstanding shares of the legal acquirer, including the number of shares issued in the reverse acquisition. Any difference is recognized as an adjustment to the additional paid in capital.

Immediately after completion of the Merger, on March 16, 2021, the Company had 8,078,727 ADSs issued and outstanding (9,003,357 on a fully diluted basis). In addition, immediately after the Merger, Chemomab Ltd. shareholders prior to the Merger owned approximately 90% of the number of shares of the Company and the shareholders of the Company immediately prior to the Merger owned approximately 10% of the number of shares of the Company (all on a fully diluted basis).

On March 16, 2021, prior to the effectiveness of the Merger, Anchiano had 65,675,904 ordinary shares outstanding (prior to the effect of the reverse share split) and a market capitalization of $58.7 million. The estimated fair value of the net assets of Anchiano on March 16, 2021, prior to the Merger, was approximately $2.5 million. The fair value of ordinary shares on the Merger closing date, prior to the Merger, was above the fair value of the Company’s net assets. As the Company’s net assets were predominantly comprised of cash offset against current liabilities, the fair value of the Company’s net assets as of March 16, 2021, prior to the Merger, is considered to be the best indicator of the fair value and, therefore, the estimated preliminary purchase consideration.

The following table summarizes the net assets acquired based on their estimated fair value as of March 16, 2021, immediately prior to completion of the Merger (in thousands):

Cash and cash equivalents	$2,427
Asset held for sale	1,000
Prepaid and other assets	236
Accrued liabilities	(1,187)
Net acquired tangible assets	$2,476

C.	In connection with the Merger, on March 15, 2021, Anchiano entered into Securities Purchase Agreements with certain purchasers for the offering and sale by Anchiano in a private placement (“Private Placement”) of approximately $45.5 million of its ADSs and warrants to purchase ADSs. The warrants have an exercise price of approximately $17.35, expire five years from the date of issuance, and if exercised in full will generate additional proceeds to the Company of $4.5 million. The closing of the Private Placement was completed on March 22, 2021.

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General.  (Cont.)

D.	Since January 2020, the COVID-19 outbreak has dramatically expanded into a worldwide pandemic creating macro-economic uncertainty and disruption in the business and financial markets. Many countries around the world, including Israel, have been taking measures designated to limit the continued spread of the coronavirus, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas.

The Company’s clinical trial sites have been affected by the COVID-19 pandemic, and as a result, commencement of the enrollment of Company’s clinical trials of CM-101 in PSC has been delayed. There might be additional delays in the enrollment for the Company’s CM-101 PSC Phase 2 trial. In addition, after enrollment in these trials, patients might drop out of the Company’s trials because of possible COVID-19 implications.

Based on management’s assessment, the extent to which the coronavirus will further impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. The Company is carefully monitoring the restrictions due to the COVID-19 outbreak and will adjust activities accordingly.

Note 2 - Basis of Presentation and Significant Accounting Policies

A.       Basis of Preparation

The interim condensed consolidated financial statements included in this quarterly report are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2021, and its results of operations for the three months ended March 31, 2021 and 2020, changes in shareholders’ equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The December 31, 2020 balance sheet was derived from the Chemomab Ltd.’s audited financial statements, but does not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 8-K/A filed with the SEC on March 19 , 2021. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2020 included in the Company’s Form 8-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

B.       Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Subsequent Events

Pursuant to an Asset Purchase and Assignment Agreement dated as of March 16, 2021, as amended on March 31, 2021 ,between the Company and Kestrel Therapeutics, Inc., a company organized under the laws of Delaware (“Kestrel”), the Company has sold to Kestrel all of the Company’s rights and obligations in its business to the extent related to the research, development and commercialization of the Compounds and Products (as such terms are defined in the Collaboration and License Agreement entered into as of September 13, 2019, by and between ADT Pharmaceuticals, LLC and the Company), also known as the pan-RAS and PDE10/β-catenin programs. These Compounds and Products were included in the Company’s balance sheet as of March 31, 2021, as asset held for sale. In consideration of the sale and transfer of the Compounds and Products Kestrel paid the Company a total of USD one million, of which USD 125 thousand were received prior to March 31, 2021.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the Current Report on Form 8-K as filed with the SEC on April 14, 2021, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Chemomab is a clinical-stage biotech company discovering and developing innovative therapeutics for conditions with high unmet medical need that involve inflammation and fibrosis.

Chemomab has pioneered the therapeutic targeting of CCL24, a chemokine that promotes various types of cellular processes that regulate inflammatory and fibrotic activities through the CCR3 receptor. The chemokine is expressed in various types of cells including immune cells, endothelial cells, and epithelial cells. We have developed a novel CCL24 inhibiting product candidate with dual anti-fibrotic and anti-inflammatory activity that modulates the complex interplays of both of these inflammatory and fibrotic mechanisms that drive abnormal states of fibrosis and clinical fibrotic diseases. This innovative approach is being developed for difficult to treat rare diseases, also known as orphan indications or diseases, such as primary sclerosing cholangitis, or PSC and systemic sclerosis, or SSc, for which patients have no established disease modifying standard of care treatment options.

CM-101, the Company’s lead clinical product candidate, is a first-in-class humanized monoclonal antibody that hinders the basic function of the soluble chemokine CCL24, also known as eotaxin-2, as a regulator of major inflammatory and fibrotic pathways. We have demonstrated that CM-101 interferes with the underlying biology of inflammation and fibrosis through a novel and differentiated mechanism of action. Based on these findings, Chemomab is actively advancing CM-101 into Phase 2 clinical studies directed toward three distinct clinical indications including patients with liver, skin, and/or lung fibrosis. We have completed two Phase 1a clinical studies at varying doses using different administration methods, as well as a Phase 1b safety, tolerability and proof-of-mechanism clinical study of CM-101 in non-alcoholic fatty liver disease, or NAFLD, patients. We currently are conducting a Phase 2a clinical study in the United Kingdom and Israel studying PSC, a rare obstructive and cholestatic liver disease, and this year we are planning a Phase 2 study in SSc, a rare autoimmune rheumatic disease characterized by accumulation of collagen, producing fibrosis in multiple tissues. Although our primary focus relates to these two rare indications, an additional Phase 2a clinical study has been initiated focused on expanding the understanding of CM-101 in non-alcoholic steatohepatitis, or NASH. This trial will provide important safety and PK data designed to support the development of CM-101 subcutaneous formulation.

Fibrosis is the abnormal and excessive accumulation of collagen and extracellular matrix, the non-cellular component in all tissues and organs, that provide structural and biochemical support to surrounding cells. When present in excessive amounts, collagen and extracellular matrix lead to scarring and thickening of connective tissues, affecting tissue properties and potentially leading to organ failure. Fibrosis can occur in many different tissues, including lung, liver, kidney, muscle, skin, and the gastrointestinal tract, resulting in a wide array of progressive fibrotic conditions. Fibrosis and inflammation are intrinsically linked. While a healthy inflammatory response is necessary for efficient tissue repair, after injury, an excessive, uncontrolled inflammatory response can lead to tissue fibrosis.

Recent Developments

Shelf Registration Statement and ATM Offering

On April 30, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-255658) for the issuance and sale by us of up to $200,000,000 of our ordinary shares, ADSs, debt securities, warrants and units comprising any combination of the foregoing securities (the “Shelf Registration Statement”). On the same date, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Sales Agreement” and “Cantor”, respectively), pursuant to which we may offer and sell, from time to time, at our option, through or to Cantor, up to an aggregate of approximately $75,000,000 of our ADSs. Any ADSs to be offered and sold under the Sales Agreement will be issued and sold pursuant to the Shelf Registration Statement, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by us, by any other method permitted by law.

Merger Transaction with Chemomab Ltd.

On March 16, 2021, we consummated a merger (the “Merger”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among us (formerly known as Anchiano Therapeutics Ltd.), CMB Acquisition Ltd., an Israeli limited company and our wholly-owned subsidiary (the “Merger Sub”), and Chemomab Ltd., an Israeli limited company. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Chemomab Ltd., with Chemomab Ltd. surviving the Merger as our wholly owned subsidiary. In connection with the Merger, on March 16, 2021, we changed our name from Anchiano Therapeutics Ltd. to Chemomab Therapeutics Ltd.

In connection with the Merger, on March 15, 2021, we entered into Securities Purchase Agreements with certain purchasers, pursuant to which we agreed to sell and issue approximately $45.5 million of our ADSs in a private placement transaction, or the Private Placement. The Private Placement closed on March 22, 2021, at which time we sold and issued to the purchasers 2,619,270 ADSs (or 41,908,232 ADSs in terms of pre-reverse split that took effect immediately prior to the closing of the Merger) and 261,929. (or 4,190,820 in terms of pre-reverse split that took effect immediately prior to the closing of the Merger) accompanying warrants at a total purchase price of $17.35 (or $1.08443 in terms of pre-reverse split that took effect immediately prior to the closing of the Merger). The warrants will expire five years from the date of issuance, and if exercised in full will generate additional proceeds of approximately $4.5 million.

Corporate Information

We were incorporated on September 22, 2011 under the laws of the State of Israel. In March 2021, in connection with the Merger, we changed our name from Anchiano Therapeutics Ltd. to Chemomab Therapeutics Ltd. Our principal executive offices are located at Kiryat Atidim, Building 7, Tel Aviv, Israel 6158002, and our phone number is +972-77-331-0156. Our website is: www.chemomab.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this prospectus. We have included our website address as an inactive textual reference only.

Components of Operating Results

Preliminary Note: References to “we,” “us,” “our” and “Chemomab” in this “Components of Operating Results” and in the “Results of Operations” below refer to the Company after the Merger, and, with respect to historical periods preceding the Merger, refer to Chemomab Ltd., whose business became the business of the Company upon consummation of the Merger.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

•	expenses incurred under agreements with CROs, CMOs, as well as investigative sites and consultants that conduct Chemomab’s clinical trials, preclinical studies and other scientific development services;

•	manufacturing scale-up expenses and the cost of acquiring and manufacturing preclinical and clinical trial materials;

•	employee-related expenses, including salaries, related benefits, travel and share-based compensation expenses for employees engaged in research and development functions, as well as external costs, such as fees paid to outside consultants engaged in such activities;

•	license maintenance fees and milestone fees incurred in connection with various license agreements;

•	costs related to compliance with regulatory requirements; and

•	depreciation and other expenses.

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to it by its service providers.

We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. It uses internal resources primarily to oversee the research, as well as for managing Chemomab’s preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, it does not track their costs by program.

Research and development activities are fundamental to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as it continues to advance the development of its product candidates. Chemomab also expects to incur additional expenses related to milestone and royalty payments payable to third parties with whom it has entered into license agreements to acquire the rights to its product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits and share-based compensation expenses for personnel in executive and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we will increase headcount and general activities to support its continued research activities and development of its product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses associated with being a public company. Chemomab anticipates the additional costs for these services will substantially increase its general and administrative expenses. Additionally, if and when it believes a regulatory approval of a product candidate appears likely, Chemomab anticipates an increase in payroll and related expenses as a result of Chemomab’s preparation for commercial operations, especially as it relates to the sales and marketing of any Chemomab product candidate.

Finance (Income) Expense, Net

Financial expenses, net consist primarily of income or expenses related to revaluation of foreign currencies and interest income on Chemomab’s bank deposits.

Results of Operations

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Below is a summary of our results of operations for the periods indicated:

	Three months ended
	March 31,		Increase/(decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$1,157	$1,552	$(395)	(25)%
General and administrative	542	152	390	257%
Operating loss	(1,699)	(1,704)	(5)	0.29)%
Financing (income) expense, net	5	(9)	14	155%
Net loss	$(1,704)	$(1,695)	$(9)	0.5%

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Research and development expenses

Research and development expense decreased by approximately $0.4 million, or 25%, in the three months ended March 31, 2021 from the comparable period of 2020. The decrease is primarily due to reductions in third-party manufacturing costs.

General and administrative expenses

 General and administrative costs increased by approximately $0.4 million, or 357%, in the three months ended March 31, 2021 from the comparable period of 2020. The increase is primarily due to expenses related to completion of the merger and fund raising.

Financing (income) expense, net

Financing (income) expense, net increased by approximately $14 thousand in the three months ended March 31, 2021 from the comparable period of 2020.

Financing expense, net for the three months ended March 31, 2021 was primarily related to foreign currency exchange rate loss.

Financing income, net for the three months ended March 31, 2020 was primarily related to foreign currency exchange rate gain.

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Three months ended
	March 31,		Increase/(decrease)
	2021	2020	$	%
	(in thousands)
Net cash used in operating activities	$(1,293)	$(1,913)	$620	32%
Net cash used in investing activities	(2)	(10)	8	80%
Net cash provided by financing activities	47,799	500	47,299	9,460%
Net increase (decrease) in cash, cash equivalents and restricted cash	$46,504	$(1,423)	$47,927	3,368%

Operating activities

Net cash used in operating activities increased by $0.6 million, or 32%, for the three months ended March 31, 2021 compared to the same period of 2020. Net loss adjusted for non-cash activities was $1.7 million for the three months ended March 31, 2021 and for the three months ended March 31, 2020.

Investing activities

Investing activities for the three months ended March 31, 2021 and 2020 was primarily related to the purchase of fixed assets.

Financing activities

Financing activities for the three months ended March 31, 2021 reflect the gross proceeds from the issuance of ADSs of approximately $45.4 million, net of expenses, and cash acquired in the reverse recapitalization transaction of approximately $2.4 million. Financing activities for the three months ended March 31, 2020 reflect proceeds received on account of the sale of our ADSs.

Contractual Commitments

The Company’s contractual commitments are as follows at March 31, 2021 (in thousands):

Remainder of 2021	$2,478
2022	129
2023	98
2024-2026	204
Total	$2,908

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP in the United States. The preparation of our financial statements and related disclosures requires to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. Chemomab bases its estimates on historical experience, known trends and events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Chemomab evaluates its estimates and assumptions on an ongoing basis. Chemomab’s actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of its financial statements.

Share-Based Compensation

We apply Accounting Standard Codification (ASC) 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee options under Chemomab’s option plans based on estimated fair values.

ASC 718-10 requires that we estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense over the requisite service periods in Chemomab’s statements of comprehensive loss. Chemomab recognizes share-based award forfeitures as they occur, rather than estimate by applying a forfeiture rate.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions by aligning the measurement and classification guidance, with certain exceptions, to that for share-based payment awards to employees. The amendments expand the scope of the accounting standard for share-based payment awards to include share-based payment awards granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance related to equity-based payments to non-employees. We adopted these amendments on January 1, 2019.

We recognize compensation expenses for the fair value of non-employee awards over the requisite service period of each award.

We estimate the fair value of options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Chemomab determines the fair value per share of the underlying stock by taking into consideration its most recent sales of stock, as well as additional factors that Chemomab deems relevant. Chemomab’s board determined the fair value of ordinary shares based on valuations performed using the Option Pricing Method subject to relevant facts and circumstances. Chemomab has historically been a private company and lacks company-specific historical and implied volatility information of its stock. Expected volatility is estimated based on volatility of similar companies in the biotechnology sector. Chemomab has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of Chemomab.

Recently-Issued Accounting Pronouncements

Certain recently-issued accounting pronouncements are discussed in Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements Unaudited”

Liquidity and Capital Resources

Since inception, Chemomab has not generated any revenue and has incurred significant operating losses and negative cash flows from its operations, resulting in an accumulated deficit at March 31, 2021 of $25.4 million.We have funded its operations to date primarily with proceeds from the sale of its ADSs. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this Quarterly Report, disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures , as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

We consummated the Merger on March 16, 2021, which has been accounted for as a reverse capitalization for accounting purposes, and, upon consummation of the Merger, we reconstituted our Board of Directors and our senior management team. The Company’s management has been in the process of strengthening the Company’s internal control over financial reporting, including adopting new policies and procedures appropriate to the Company’s current business and management team. Management intends to complete its assessment for inclusion in our 2021 Annual Report. The foregoing actions are being taken solely in connection with the changes effected in connection with the Merger and not as the result of any material weakness or deficiency in the Company’s internal control over financial reporting.

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

There have been no material changes from the information set forth in “Risk Factors” in the Current Report on Form 8-K filed with the SEC on April 14, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities in addition to the sales provided under Form 8-K as filed with the SEC during the recent fiscal quarter ended March 31, 2021.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOMAB THERAPEUTICS LTD.

Date: May 13, 2021	By:	/s/ Adi Mor
	Name:	Adi Mor
	Title:	Chief Executive Officer

Date: May 13, 2021	By:	/s/ Sigal Fattal
	Name:	Sigal Fattal
	Title:	Chief Financial Officer