Form 10-Q
period 2021-06-30
Chemomab Therapeutics Ltd.
filed 2021-08-13
CIK 1534248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38807

Chemomab Therapeutics Ltd.

(Exact Name of Registrant as Specified in its Charter)

Israel	81-3676773
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kiryat Atidim, Building 7
Tel Aviv, Israel 6158002
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 13, 2021, the registrant had 11,397,803 American Depositary Shares outstanding.

CHEMOMAB THERAPEUTICS LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), specifically our most recent Annual Report on Form 10-K, most recently filed Form 10-Q and our Current Reports on Form 8-K. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

•

references to “Chemomab Therapeutics Ltd.”, “Chemomab,” the “Company,” “us,” “we” and “our” refer to Chemomab Therapeutics Ltd. an Israeli company and its consolidated subsidiaries, although with respect to the presentation of financial results for historical periods that preceded the Merger (as defined below), these terms refer to the financial results of Chemomab Ltd., which was the accounting acquirer in the Merger;

•

references to “ordinary shares,” “our shares” and similar expressions refer to the Company’s ordinary shares, no nominal (par) value;

•

references to “ADS” refer to the American Depositary Shares listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “CMMB,” each representing twenty (20) ordinary shares;

•

references to “dollars,” “U.S. dollars” and “$” are to U.S. Dollars;

•

references to “NIS” are to New Israeli Shekels;

•

references to the “SEC” are to the U.S. Securities and Exchange Commission; and

•

references to the “Merger” refer to the merger involving Anchiano Therapeutics Ltd. and Chemomab Ltd., whereby a wholly owned subsidiary of Anchiano Therapeutics Ltd. merged with and into Chemomab Ltd., with Chemomab Ltd. surviving as a wholly owned subsidiary of Anchiano Therapeutics Ltd. Upon consummation of the Merger, Anchiano Therapeutics Ltd. changed its name to “Chemomab Therapeutics Ltd.” and the business conducted by Chemomab Ltd. became primarily the business conducted by the Company.

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

Chemomab Therapeutics Ltd.
Condensed Consolidated Balance Sheets
In USD thousands (except share amounts)

		June 30, 2021	December 31, 2020
	Note	Unaudited	Audited
Assets

Current assets
Cash and cash equivalents		45,396	11,674
Short term bank deposits		21,524	24
Other receivables and prepaid expenses		1,915	141

Total current assets		68,835	11,839

Non-current assets
Long term deposit		-	4
Long term prepaid expenses		995	-
Property and equipment, net		243	152
Restricted cash		53	53
Operating lease right-of-use assets		392	428
Total non-current assets		1,683	637

Total assets		70,518	12,476

Current liabilities
Trade payables		472	93
Accrued expenses		977	715
Employee and related expenses		638	438
Operating lease liabilities		72	70

Total current liabilities		2,159	1,316

Non-current liabilities
Operating lease liabilities - long term		320	358

Total non-current liabilities		320	358

Commitments and contingent liabilities

Total liabilities		2,479	1,674

Shareholders’ equity	1
Ordinary shares no par value - Authorized: 650,000,000 shares as of June 30, 2021 and 500,000,000 shares as of December 31, 2020;		-	-
Issued and outstanding: 227,956,060 ordinary shares at June 30, 2021 and 9,274,838 ordinary shares at December 31, 2020		-	-

Additional paid in capital		96,208	34,497
Accumulated deficit		(28,169)	(23,695)

Total shareholders’ equity		68,039	10,802
Total liabilities and shareholders’ equity		70,518	12,476

* Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
Condensed Consolidated Interim Statements of Operations (Unaudited)
In USD thousands

	Three months Ended June 30, 2021	Three months Ended June 30, 2020	Six months Ended June 30, 2021	Six months Ended June 30, 2020
Operating expenses

Research and development	1,307	847	2,464	2,399

General and administrative	1,446	254	1,988	406

Total operating expenses	2,753	1,101	4,452	2,805

Financing expenses (income), net	17	(20)	22	(29)

Net loss for the period	2,770	1,081	4,474	2,776

Basic and diluted loss per Ordinary Share*	0.013	0.008	0.024	0.021

Weighted average number of Ordinary Shares outstanding, basic, and diluted*	216,266,993	129,761,778	186,840,022	129,761,778

* Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer’s shareholders in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
Condensed Consolidated Interim Statements of Changes in Equity (Unaudited)
In USD thousands (except share amounts)

	Ordinary Shares		Additional paid in capital	Accumulated Deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the six-month period ended on June 30, 2021

Balance as of January 1, 2021 *	9,274,838	-	34,497	(23,695)	10,802

Share-based compensation	-	-	43	-	43

Effect of reverse capitalization transaction	152,299,702	-	2,476	-	2,476

Issuance of shares and warrants, net of issuance costs	52,385,400	-	43,547	-	43,547
Net loss for the period	-	-	-	(1,704)	(1,704)
Balance as of March 31, 2021	213,959,940	-	80,563	(25,399)	55,164

Share-based compensation	-	-	527	-	527
Issuance of shares, net of issuance costs	13,996,120	-	15,118	-	15,118
Net loss for the period	-	-	-	(2,770)	(2,770)
Balance as of June 30, 2021	227,956,060	-	96,208	(28,169)	68,039

* Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
Condensed Consolidated Interim Statements of Changes in Equity (Unaudited)
In USD thousands (except share amounts)

	Ordinary Shares (**)		Additional paid in capital	Accumulated deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the six-month period ended June 30, 2020 (*)

Balance as of January 1, 2020 (**)	9,274,838	-	30,117	(17,744)	12,373
Share-based compensation	-	-	46	-	46
Net loss for the period	-	-	-	(1,695)	(1,695)
Balance as of March 31, 2020	9,274,838	-	30,163	(19,439)	10,724

Share-based compensation	-	-	28	-	28
Exercise of options	-	-	125	-	125
Issuance of shares	-	-	3,000	-	3,000
Net loss for the period	-	-	-	(1,081)	(1,081)
Balance as of June 30, 2020	9,274,838	-	33,316	(20,520)	12,796

(*) Number and type of equity instruments reflects the capital of the legal parent (the Company)

(**) Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
Condensed Interim Statements of Cash flows (Unaudited)
In USD thousands

	Six months ended June 30, 2021	Six months ended June 30, 2020
Cash flows from operating activities
Net loss for the period	(4,474)	(2,776)

Adjustments for operating activities:
Depreciation	14	10
Change in other receivables and prepaid expenses	(2,529)	(61)
Change in trade payables	312	204
Change in accrued expenses	(993)	(267)
Change in employees and related expenses	200	30
Share-based compensation	570	74
	(2,426)	(10)
Net cash used in operating activities	(6,900)	(2,786)

Cash flows from investing activities
Investment in deposits	(21,500)	(22)
Sale of asset held for sale	1,000	-
Purchase of property and equipment	(105)	(17)
Net cash used in investing activities	(20,605)	(39)

Cash flows from financing activities
Exercise of options	-	125
Cash acquired in reverse recapitalization	2,427	-
Proceeds from receivables on account of shares	-	500
Issuance of shares net, of issuance costs	15,243	-
Issuance of shares and warrants, net of issuance costs	43,557	3,000
Net cash provided by financing activities	61,227	3,625

Change in cash, cash equivalents and restricted cash	33,722	800

Cash, cash equivalents and restricted cash at beginning of period	11,727	12,281

Cash, cash equivalents and restricted cash at end of period	45,449	13,081

Supplemental disclosure of non-cash investing and financing activities:
Liabilities assumed, net of non-cash assets received in reverse merger	49	-
Accrued share issuance expenses	135	-

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General

A. Chemomab Therapeutics Ltd. (hereinafter - "the Company") is an Israeli based company incorporated under the laws of the State of Israel in September 2011. The Company’s registered office is located in Kiryat Atidim, Tel Aviv, Israel. The Company is a clinical-stage biotech company discovering and developing innovative therapeutics for conditions with high-unmet medical need that involve inflammation and fibrosis.

B. On March 16, 2021, the Company, then known as Anchiano Therapeutics Ltd. (“Anchiano”), completed its merger with Chemomab Ltd., a privately-held Israeli limited company (“Chemomab Ltd.”). Pursuant to the Agreement and Plan of merger (the “Merger Agreement”) dated as of December 14, 2020, by and among Anchiano, CMB Acquisition Ltd., an Israeli limited company and wholly-owned subsidiary of Anchiano (“Merger Sub”), and Chemomab Ltd. Upon completion of the merger transaction, pursuant to which Merger Sub merged with and into Chemomab Ltd., with Chemomab Ltd. being the surviving entity and a wholly owned subsidiary of Anchiano (the “Merger”), the Company changed its name from “Anchiano Therapeutics Ltd.” to “Chemomab Therapeutics Ltd.” and the business conducted by Chemomab Ltd. became primarily the business conducted by the Company.

For accounting purposes, Chemomab Ltd. is considered to have acquired Anchiano based upon the terms of the Merger as well as other factors including; (i) Chemomab Ltd.'s former shareholders owned approximately 90% of the combined Company’s outstanding ordinary shares immediately following the closing of the Merger, and (ii) Chemomab Ltd. management holds key management positions of the combined Company. The Merger has been accounted for as an asset acquisition (reverse recapitalization transaction) rather than a business combination, as the assets acquired and the liabilities assumed by Chemomab Ltd. do not meet the definition of a business under U.S. GAAP. The net assets acquired in connection with the Merger were recorded at their estimated acquisition date fair market value as of March 16, 2021, the date of completion of the Merger.

Immediately prior to the effective date of the Merger, all preferred shares of Chemomab Ltd. were converted into ordinary shares of Chemomab Ltd. on a one-for-one basis.

In connection with the Merger, and following the effective time of the Merger, the Company effected a reverse share split of the Company’s ordinary shares at a ratio of 4:1 (the “Reverse Split”) and increased the number of ordinary shares underlying each American Depositary Share (“ADS”) from 5 to 20. At the effective time of the Merger, each Chemomab Ltd. ordinary share outstanding immediately prior to the effective time of the Merger automatically converted into the right to receive approximately 12.86 ADSs, each representing 20 Anchiano ordinary shares, plus a warrant to purchase ADSs that may become exercisable only under certain circumstances.

The exchange ratio was calculated by a formula that was determined through arms-length negotiations between the Company and Chemomab Ltd.. The combined Company assumed all of the outstanding options of Chemomab Ltd., vested and not vested, under the Chemomab Share Incentive Plan (the “2015 Plan”), with such options representing the right to purchase a number of ADSs equal to approximately 12.86 multiplied by the number of Chemomab Ltd. ordinary shares previously represented by such options.

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General (Cont.)

The accompanying unaudited condensed consolidated financial statements and notes to the unaudited condensed consolidated financial statements give retroactive effect to the exchange ratio and the Reverse Split for all periods presented.

The equity structure reflects the legal acquirer’s equity structure. The balance sheet has been adjusted to reflect the par value of the outstanding shares of the legal acquirer, including the number of shares issued in the Merger. Any difference is recognized as an adjustment to the additional paid in capital.

Immediately after completion of the Merger, on March 16, 2021, the Company had 8,078,727 ADS issued and outstanding (9,003,357 on a fully diluted basis). In addition, immediately after the Merger, former Chemomab Ltd. former shareholders owned approximately 90% of the number of issued and outstanding ordinary shares of the Company and the shareholders of the Company immediately prior to the Merger owned approximately 10% of the number of issued and outstanding ordinary shares of the Company (all on a fully diluted basis).

On March 16, 2021, immediately prior to the effectiveness of the Merger, Anchiano had 65,675,904 ordinary shares outstanding (prior to the effect of the Reverse Split) and a market capitalization of $58.7 million. The estimated fair value of the net assets of Anchiano on March 16, 2021, prior to the Merger, was approximately $2.5 million. The fair value of ordinary shares on the Merger closing date, prior to the Merger, was above the fair value of the Company’s net assets. As the Company’s net assets were predominantly composed of cash offset against current liabilities, the fair value of the Company’s net assets as of March 16, 2021, prior to the Merger, is considered to be the best indicator of the fair value and, therefore, the estimated preliminary purchase consideration.

The following table summarizes the net assets acquired based on their estimated fair values as of March 16, 2021, immediately prior to completion of the Merger (in thousands):

Cash and cash equivalents	$2,427
Asset held for sale	1,000
Prepaid and other assets	236
Accrued liabilities	(1,187)
Net acquired assets	$2,476

C. In connection with the Merger, on March 15, 2021, Anchiano entered into Securities Purchase Agreements with certain purchasers for the issuance and sale by Anchiano in a private placement (“Private Placement”) of approximately $45.5 million of its ADSs and accompanying warrants to purchase ADSs. The warrants have an exercise price of approximately $17.35, expire five years from the date of issuance, and if exercised in full will provide additional proceeds to the Company of $4.5 million. The closing of the Private Placement was completed on March 22, 2021.

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General (Cont.)

D. Pursuant to an Asset Purchase and Assignment Agreement dated as of March 16, 2021, as amended on March 31, 2021 ,between the Company’s wholly owned subsidiary, Anchiano Therapeutics, Inc., a Delaware corporation (“Anchiano Delaware”) and Kestrel Therapeutics, Inc., a company organized under the laws of Delaware (“Kestrel”), Anchiano Delaware agreed to sell to Kestrel all of the its rights and obligations in its business to the extent related to the research, development and commercialization of the Compounds and Products (as such terms are defined in the Collaboration and License Agreement entered into as of September 13, 2019, by and between ADT Pharmaceuticals, LLC and the Anchiano Delaware), also known as the pan-RAS and PDE10/β-catenin programs. In consideration of the sale and transfer of the Compounds and Products Kestrel paid the Company a total of USD 1 million.

E. On April 19, 2021, the Board of directors of the Company approved the grant of 122,404 options to purchase 122,404 ADSs to one employee, one officer (a consultant), and six Board members, under the 2015 Plan. The options were granted at an exercise price of $27.26 per ADS with vesting periods ranging from three to four years. Share-based compensation expense related to the above grant recorded for the six-month period ended June 30, 2021 was $493 thousand.

The fair value of each option granted in the six months ended June 30, 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Value of ADS	27.26
Dividend yield	0%
Expected volatility	70.88%
Risk-free interest rate	1.61%
Expected term (years)	5.7-6.2

F. On April 30, 2021, the Company entered into an At the Market Offering Agreement (the "ATM agreement") with Cantor Fitzgerald & Co., ("Cantor"). According to the agreement, the Company may offer and sell, from time to time, its ADSs having an aggregate offering price of up to $75 million through Cantor or the ATM agreement. From April 30, 2021 until June 30, 2021, the Company issued 699,806 ADSs at an average price of $22.75 per ADS through the ATM Prospectus Supplement, resulting in gross proceeds of $ $15,917 thousand. The offer and sale of ADSs under the ATM agreement has been registered under the Company’s effective registration statement on Form S-3 (File No. 333-255658), together with a prospectus forming a part thereof, filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Sales, if any, of ADS pursuant to the ATM agreement may be made in any transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to sell any ADSs under the ATM agreement.

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General (Cont.)

G.Since January 2020, the COVID-19 outbreak has dramatically expanded into a worldwide pandemic creating macro-economic uncertainty and disruption in the business and financial markets. Many countries around the world, including Israel, have been taking measures designated to limit the continued spread of the Coronavirus, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. The Company's clinical trial sites have been affected by the COVID-19 pandemic, and as a result, commencement of the enrollment of Company’s clinical trials of CM-101 in PSC was delayed and the enrollment rate has been affected as well. As a result, the Company extended patients recruiting to additional territories with significant recruitment potential. In addition, after enrollment in these trials, patients might still drop out of the Company's trials because of possible COVID-19 implications.

Based on management’s assessment, the extent to which the coronavirus will further impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. The Company is carefully monitoring the restrictions due to the COVID-19 pandemic and will adjust activities accordingly.

Note 2 - Basis of Presentation and Significant Accounting Policies

A.Basis of Preparation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2021, and its results of operations for the six months ended June 30, 2021 and 2020, changes in shareholders’ equity for the six months ended June 30, 2021 and 2020, and cash flows for the Six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The December 31, 2020 balance sheet was derived from the Chemomab Ltd. audited financial statements but does not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 8-K for the year ended December 31, 2020 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2020 included in the Company’s Form 8-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

B.Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Note 3 – Subsequent Events

On July 19, 2021, the shareholders of the Company approved an amendment to the 2015 Plan under which the aggregate number of shares authorized for issuance under the 2015 Plan will be increased by 540,000 ADSs (or 10,800,000 ordinary shares).

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Chemomab Ltd.’s audited financial statements and related notes for the year ended December 31, 2020, as filed with our Current Report on Form 8-K/A, as filed with the SEC on March 19, 2021. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as well as our Current Report on Form 8-K/A, as filed with the SEC on April 14, 2021, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Chemomab is a clinical-stage biotech company discovering and developing innovative therapeutics for conditions with high unmet medical need that involve inflammation and fibrosis.

Chemomab has pioneered the therapeutic targeting of CCL24, a chemokine that promotes various types of cellular processes that regulate inflammatory and fibrotic activities through the CCR3 receptor. The chemokine is expressed in various types of cells, including immune cells, endothelial cells and epithelial cells. We have developed a novel CCL24 inhibiting product candidate with dual anti-fibrotic and anti-inflammatory activity that modulates the complex interplays of both of these inflammatory and fibrotic mechanisms that drive abnormal states of fibrosis and clinical fibrotic diseases. This innovative approach is being developed for difficult to treat rare diseases, also known as orphan indications or diseases, such as primary sclerosing cholangitis, or PSC and systemic sclerosis, or SSc, for which patients have no established disease modifying standard of care treatment options.

CM-101, the Company’s lead clinical product candidate, is a first-in-class humanized monoclonal antibody that hinders the basic function of the soluble chemokine CCL24, also known as eotaxin-2, as a regulator of major inflammatory and fibrotic pathways. We have demonstrated that CM-101 interferes with the underlying biology of inflammation and fibrosis through a novel and differentiated mechanism of action. Based on these findings, Chemomab is actively advancing CM-101 into Phase 2 clinical studies directed toward three distinct clinical indications including patients with liver, skin, and/or lung fibrosis. We have completed two Phase 1a clinical studies at varying doses using different administration methods, as well as a Phase 1b safety, tolerability and proof-of-mechanism clinical study of CM-101 in non-alcoholic fatty liver disease, or NAFLD, patients. We are currently conducting a Phase 2a clinical study in PSC, a rare obstructive and cholestatic liver disease, The study is actively recruiting patients in the United Kingdom and Israel and is being expanded to additional territories with significant recruitment potential. In addition, we are planning a Phase 2 study in SSc, expected to initiate early next year, which is a rare autoimmune rheumatic disease characterized by accumulation of collagen, resulting in fibrosis in multiple tissues. Although our primary focus relates to these two rare indications, an additional Phase 2a clinical study is currently enrolling patients and is focused on expanding the understanding of CM-101 in non-alcoholic steatohepatitis, or NASH. This trial will provide important safety and PK data designed to support the development of CM-101 subcutaneous formulation.

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

Recent Developments

Shelf Registration Statement and ATM Offering

On April 30, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-255658) for the issuance and sale by us of up to $200,000,000 of our ordinary shares, ADSs, debt securities, warrants and units comprising any combination of the foregoing securities (the “Shelf Registration Statement”). On the same date, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Sales Agreement” and “Cantor”, respectively), pursuant to which we may offer and sell, from time to time, at our option, through or to Cantor, up to an aggregate of $75,000,000 of our ADSs. Any ADSs to be offered and sold under the Sales Agreement will be issued and sold pursuant to the Shelf Registration Statement, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by us, by any other method permitted by law. During the period April 30, 2021 and June 30, 2021 we sold an aggregate of 699,806 ADSs pursuant to the Sales Agreement for total gross consideration of $15.9 million.

Merger Transaction with Chemomab Ltd.

On March 16, 2021, we consummated a merger (the “Merger”) pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated December 14, 2020, by and among us (formerly known as Anchiano Therapeutics Ltd.), CMB Acquisition Ltd., an Israeli limited company and our wholly owned subsidiary (the “Merger Sub”), and Chemomab Ltd., an Israeli limited company. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Chemomab Ltd., with Chemomab Ltd. surviving the Merger as our wholly owned subsidiary. In connection with the Merger, on March 16, 2021, we changed our name from Anchiano Therapeutics Ltd. to Chemomab Therapeutics Ltd.

In connection with the Merger, on March 15, 2021, we entered into Securities Purchase Agreements with certain purchasers, pursuant to which we agreed to sell approximately $45.5 million of our ADSs in a private placement transaction, or the Private Placement. The Private Placement closed on March 22, 2021, at which time we sold to the purchasers 2,619,270 ADSs together with warrants to purchase up to 261,929 ADSs at an exercise price of $17.35 per ADS. The warrants will expire five years from the date of issuance, and if exercised in full, will provide proceeds of approximately $4.5 million.

Impact of COVID-19

Since January 2020, the COVID-19 outbreak has dramatically expanded into a worldwide pandemic, creating macro-economic uncertainty and disruption in the business and financial markets. Many countries around the world, including Israel, have been taking measures designated to limit the continued spread of the coronavirus, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. Our clinical trial sites have been affected by the COVID-19 pandemic, and as a result, commencement of the enrollment in our clinical trials of CM-101 in PSC was delayed, and the enrollment rate has been affected as well. As a result, we expanded our patient recruiting efforts to additional territories. In addition, after enrollment in these trials, patients might still drop out because of possible COVID-19 implications.

Based on management’s assessment, the extent to which the coronavirus will further impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. We are carefully monitoring the restrictions due to the COVID-19 pandemic and will adjust activities accordingly.

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

Revenues

To date, we have not generated any revenue. We do not expect to receive any revenue unless and until we obtain regulatory approval and commercialize a product candidate, or until we receive revenue from a collaboration such as a co-development or out-licensing agreement. There can be no assurance that we will receive such regulatory approvals, and if any product candidate is approved, that we will be successful in commercializing it.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

•

expenses incurred under agreements with contract research organizations or contract manufacturing organizations, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

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

•

depreciation and other expenses.

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers.

We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use our internal resources primarily to oversee research, as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Our employees work across multiple programs and, therefore, it does not track their costs by program.

Research and development activities are fundamental to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several quarters and years as we continue to advance the development of our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements to acquire the rights to its product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits and share-based compensation expenses for personnel in executive and administrative functions. General and administrative expenses also include professional fees for legal, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future as we increase headcount and general activities to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses associated with being a public company. We expect that the additional costs for these services will substantially increase our general and administrative expenses. Additionally, if and when we believe that regulatory approval of a product candidate appears likely, we expect to incur an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of any product candidate.

Results of Operations

Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

Below is a summary of our results of operations for the periods indicated:

	Six months ended
	June 30,		Increase/(decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$2,464	$2,399	$65	3%
General and administrative	1,988	406	1,582	390%
Operating loss	(4,452)	(2,805)	(1,647)	59%
Financing expense (income) , net	22	(29)	51	(176)%
Net loss	$(4,474)	$(2,776)	$(1,698)	61%

	Three months ended
	June 30,		Increase/(decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$1,307	$847	$460	54%
General and administrative	1,446	254	1,192	469%
Operating loss	(2,753)	(1,101)	1,652	150%
Financing expense (income) , net	17	(20)	37	(185)%
Net loss	$(2,770)	$(1,081)	$1,689	156%

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Research and development expenses

Research and development expenses increased by approximately $0.5 million, or 54%, for the three months ended June 30, 2021, as compared to the same period of 2020. The increase was primarily due to increased clinical and pre-clinical activities.

Research and development expenses increased by approximately $65 thousand, or 3%, for the six months ended June 30, 2021, as compared to the same period of 2020.

General and administrative expenses

General and administrative expenses increased by approximately $1.2 million, or 469%, for the three months ended June 30, 2021, as compared to the second quarter of 2020. The increase was primarily due to expenses related to completion of the Merger and additional expenses incurred as a result of becoming a public company.

General and administrative expenses increased by approximately $1.6 million, or 390%, for the six months ended June 30, 2021, as compared to the second quarter of 2020. The increase was primarily due to expenses related to completion of the Merger and additional expenses incurred as a result of becoming a public company.

Financing expenses (income), net

Financing expenses (income), net increased by approximately $37 thousand for the three months ended June 30, 2021 from the comparable period of 2020.

Financing expenses (income), net increased by approximately $51 thousand for the six months ended June 30, 2021 from the comparable period of 2020.

Financing expense, net for the three months ended June 30, 2021 was primarily related to foreign currency exchange rate loss.

Financing income, net for the three months ended June 30, 2020 was primarily related to foreign currency exchange rate gain.

Financing expense, net for the six months ended June 30, 2021 was primarily related to foreign currency exchange rate loss.

Financing income, net for the three months ended June 30, 2020 was primarily related to foreign currency exchange rate gain.

Liquidity and Capital Resources

Since inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations, resulting in an accumulated deficit at June 30, 2021 of $28.2 million. We have funded our operations to date primarily with proceeds from the sale of our ADSs, and, prior to the Merger, other equity securities. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

During the period April 30, 2021 and June 30, 2021 we sold an aggregate of 699,806 ADSs pursuant to the Sales Agreement for total gross consideration of $15.9 million. As of June 30, 2021, we had an aggregate of approximately $67 million of cash, cash equivalents and short-term deposits.

Developing product candidates, conducting clinical trials and commercializing products are expensive, and we will need to raise substantial additional funds to achieve our strategic objectives. We believe that our existing cash resources, including from the ADSs sold pursuant to the Sales Agreement, will be sufficient to fund our projected cash requirements approximately through mid 2023. Nevertheless, we will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials, obtain regulatory approval for any of our product candidates and commercialize the same. We believe that we will need to raise significant additional funds before we have any cash flow from operations, if at all. Our future capital requirements will depend on many factors, including:

•

the progress and costs of our preclinical studies, clinical trials and other research and development activities;

•

the scope, prioritization and number of our clinical trials and other research and development programs;

•

the amount of revenues and contributions we receive under future licensing, development and commercialization arrangements with respect to our product candidates;

•

the costs of the development and expansion of our operational infrastructure;

•

the costs and timing of obtaining regulatory approval for our product candidates;

•

the costs of filing, prosecuting, enforcing and defending patent claims and other intellectual property rights;

•

the costs and timing of securing manufacturing arrangements for clinical or commercial production;

•

the costs of contracting with third parties to provide sales and marketing capabilities for us;

•

the costs of acquiring or undertaking development and commercialization efforts for any future products, product candidates or platforms;

•

the magnitude of our general and administrative expenses; and

•

any cost that we may incur under future in- and out-licensing arrangements relating to our product candidates.

We currently do not have any commitments for future external funding. In the future, we will need to raise additional funds, and we may decide to raise additional funds even before we need such funds if the conditions for raising capital are favorable. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financings, credit facilities or by out-licensing applications of our product candidates. The sale of equity or convertible debt securities may result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject us to covenants that restrict our operations. We cannot be certain that additional funding, whether through grants from the Israel Innovation Authority, financings, credit facilities or out-licensing arrangements, will be available to us on acceptable terms, if at all. If sufficient funds are not available, we may be required to delay, reduce the scope of or eliminate research or development plans for, or commercialization efforts with respect to, one or more applications of our product candidates, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain potential products that we might otherwise seek to develop or commercialize independently.

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Six months ended
	June 30,		Increase/(decrease)
	2021	2020	$	%
	(in thousands)
Net cash used in operating activities	$(6,900)	$(2,786)	$4,114	148%
%Net cash used in investing activities	(20,605)	(39)	20,566	52,733%
Net cash provided by financing activities	61,227	3,625	57,602	1,589%
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,722	$800	$32,922	4,115%

Operating activities

Net cash used in operating activities increased by $4.1 million, or 148%, for the six months ended June 30, 2021 compared to the same period of 2020, primarily as a result of an increased net loss of $1.7 million, as well as an increase in non-cash activities adjustment to net loss of $2.4 million.

Investing activities

Net cash used in investing activities for the six months ended June 30, 2021 increased by approximately $20.6 million, as compared to the six months ended June 30, 2020, primarily related to the deposit of proceeds from the Private Placement.

Investing activities for the six months ended June 30, 2020 was primarily related to purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2021 increased by approximately $57.6 million, as compared to the six months ended June 30, 2020, primarily related to the gross proceeds from the issuance of ADSs of approximately $58.7 million (net of expenses), and cash acquired in the Merger of approximately $2.4 million.

Financing activities for the six months ended June 30, 2020 reflect proceeds received on account of the sale of Chemomab Ltd. shares.

Contractual Commitments

The Company’s contractual commitments are as follows at June 30, 2021 (in thousands):

Remainder of 2021	$350
2022	3,546
2023	2,598
2024-2026	211
Total	$6,705

Critical Accounting Policies

Chemomab’s financial statements are prepared in accordance with GAAP in the United States. The preparation of Chemomab’s financial statements and related disclosures requires it to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in Chemomab’s financial statements. Chemomab bases its estimates on historical experience, known trends and events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Chemomab evaluates its estimates and assumptions on an ongoing basis. Chemomab’s actual results may differ from these estimates under different assumptions or conditions.

While Chemomab’s significant accounting policies are described in more detail in Note 2 to Chemomab’s financial statements, Chemomab believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of its financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

We consummated the Merger on March 16, 2021, which has been accounted for as a reverse capitalization for accounting purposes, and, upon consummation of the Merger, we reconstituted our Board of Directors and our senior management team. The Company’s management has been in the process of strengthening the Company’s internal control over financial reporting during the quarter ended June 30, 2021, including adopting new policies and procedures appropriate to the Company’s current business and management team. Management intends to complete its assessment for inclusion in our 2021 Annual Report. The foregoing actions are being taken solely in connection with the changes effected in connection with the Merger and not as the result of any material weakness or deficiency in the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Risk Factors” in our Current Report on Form 8-K/A filed with the SEC on April 14, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOMAB THERAPEUTICS LTD.

Date: August 13, 2021	By:	/s/ Adi Mor
	Name:	Adi Mor
	Title:	Chief Executive Officer

Date: August 13, 2021	By:	/s/ Sigal Fattal
	Name:	Sigal Fattal
	Title:	Chief Financial Officer