Form 10-Q
period 2021-09-30
Chemomab Therapeutics Ltd.
filed 2021-11-12
CIK 1534248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

As of November 12, 2021, the registrant had 11,400,756 American Depositary Shares outstanding.

CHEMOMAB THERAPEUTICS LTD.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

PART I. – FINANCIAL INFORMATION

Item 1.Financial Statements

Chemomab Therapeutics Ltd.
Condensed Consolidated Balance Sheets
In USD thousands (except share amounts)

		September 30, 2021	December 31, 2020
	Note	Unaudited	Audited
Assets

Current assets
Cash and cash equivalents		37,744	11,674
Short term bank deposits		26,524	24
Other receivables and prepaid expenses		1,574	141

Total current assets		65,842	11,839

Non-current assets
Long term deposit		-	4
Long term prepaid expenses		952	-
Property and equipment, net		234	152
Restricted cash		53	53
Operating lease right-of-use assets		359	428

Total non-current assets		1,598	637

Total assets		67,440	12,476

Current liabilities
Trade payables		481	93
Accrued expenses		637	715
Employee and related expenses		451	438
Operating lease liabilities		61	70

Total current liabilities		1,630	1,316

Non-current liabilities
Operating lease liabilities - long term		298	358

Total non-current liabilities		298	358

Commitments and contingent liabilities

Total liabilities		1,928	1,674

Shareholders’ equity	1

Ordinary shares no par value - Authorized: 650,000,000 shares as of September 30, 2021 and 500,000,000 shares as of December 31, 2020;		-	-
Issued and outstanding: 227,956,060 ordinary shares at September 30, 2021 and 9,274,838 ordinary shares at December 31, 2020		-	-

Additional paid in capital		96,649	34,497
Accumulated deficit		(31,137)	(23,695)

Total shareholders’ equity		65,512	10,802
Total liabilities and shareholders’ equity		67,440	12,476

* Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
Condensed Consolidated Interim Statements of Operations (Unaudited)
In USD thousands

	Three months Ended September 30, 2021	Three months Ended September 30, 2020	Nine months Ended September 30, 2021	Nine months Ended September 30, 2020
Operating expenses

Research and development	1,487	1,031	3,951	3,430

General and administrative	1,404	194	3,392	600

Total operating expenses	2,891	1,225	7,343	4,030

Financing expenses (income), net	77	(1)	99	(30)

Net loss for the period	2,968	1,224	7,442	4,000

Basic and diluted loss per Ordinary Share*	0.013	0.009	0.038	0.030

Weighted average number of Ordinary Shares outstanding, basic, and diluted*	227,956,060	139,397,366	195,292,384	134,360,798

* Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer’s shareholders in the reverse recapitalization transaction (refer to Note 1).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
Condensed Consolidated Interim Statements of Changes in Equity (Unaudited)
In USD thousands (except share amounts)

	Ordinary Shares		Additional paid in capital	Accumulated Deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the nine-month period ended on September 30, 2021

Balance as of January 1, 2021 *	9,274,838	-	34,497	(23,695)	10,802

Share-based compensation	-	-	43	-	43
Effect of reverse capitalization transaction	152,299,702	-	2,476	-	2,476
Issuance of shares and warrants, net of issuance costs	52,385,400	-	43,547	-	43,547
Net loss for the period	-	-	-	(1,704)	(1,704)
Balance as of March 31, 2021	213,959,940	-	80,563	(25,399)	55,164

Issuance of shares and warrants, net of issuance costs	13,996,120	-	15,118	-	15,118
Share-based compensation	-	-	527	-	527
Net loss for the period	-	-	-	(2,770)	(2,770)
Balance as of June 30, 2021	227,956,060	-	96,208	(28,169)	68,039

Share-based compensation	-	-	441	-	441
Net loss for the period	-	-	-	(2,968)	(2,968)
Balance as of September 30, 2021	227,956,060	-	96,649	(31,137)	65,512

* Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
Condensed Consolidated Interim Statements of Changes in Equity (Unaudited)
In USD thousands (except share amounts)

	Ordinary Shares (**)		Additional paid in capital	Accumulated deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the nine-month period ended September 30, 2020 (*)

Balance as of January 1, 2020 (**)	9,274,838	-	30,117	(17,744)	12,373
Share-based compensation	-	-	46	-	46
Net loss for the period	-	-	-	(1,695)	(1,695)
Balance as of March 31, 2020	9,274,383	-	30,163	(19,439)	10,724

Share-based compensation	-	-	28	-	28
Exercise of options	-	-	125	-	125
Issuance of shares	-	-	3,000	-	3,000
Net loss for the period	-	-	-	(1,081)	(1,081)
Balance as of June 30, 2020	9,274,838	-	33,316	(20,520)	12,796

Share-based compensation	-	-	23	-	23
Exercise of options	-	-	562	-	562
Net loss for the period	-	-	-	(1,224)	(1,224)
Balance as of September 30, 2020	9,274,838	-	33,901	(21,744)	12,157

(*) Number and type of equity instruments reflects the capital of the legal parent (the Company).

(**) Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
Condensed Interim Statements of Cash flows (Unaudited)
In USD thousands

	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Cash flows from operating activities
Net loss for the period	(7,442)	(4,000)

Adjustments for operating activities:
Depreciation	23	18
Change in other receivables and prepaid expenses	(2,145)	(32)
Change in trade payables	321	2
Change in accrued expenses	(1,261)	131
Change in employees and related expenses	13	97
Share-based compensation	1,011	97
	(2,038)	313

Net cash used in operating activities	(9,480)	(3,687)

Cash flows from investing activities
Investment in bank deposits	(26,500)	(22)
Sale of asset held for sale	1,000	-
Purchase of property and equipment	(105)	(37)
Net cash used in investing activities	(25,605)	(59)

Cash flows from financing activities
Exercise of options	-	687
Cash acquired in reverse recapitalization	2,427	-
Proceeds from receivables on account of shares	-	500
Issuance of shares net, of issuance costs	15,181	-
Issuance of shares and warrants, net of issuance costs	43,547	3,000
Net cash provided by financing activities	61,155	4,187

Change in cash, cash equivalents and restricted cash	26,070	441

Cash, cash equivalents and restricted cash at beginning of period	11,727	12,285

Cash, cash equivalents and restricted cash at end of period	37,797	12,726

Supplemental disclosure of non-cash investing and financing activities:
Liabilities assumed, net of non-cash assets received in reverse merger	49	-
Accrued share issuance expenses	63	-

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

In connection with the Merger, and following the effective time of the Merger, the Company effected a reverse share split of the Company’s ordinary shares at a ratio of 4:1 (the “Reverse Split”) and increased the number of ordinary shares underlying each American Depositary Share ("ADS") from 5 to 20. At the effective time of the Merger, each Chemomab Ltd. ordinary share outstanding immediately prior to the effective time of the Merger automatically converted into the right to receive approximately 12.86 ADSs, each representing 20 Anchiano ordinary shares, plus a warrant to purchase ADSs that may become exercisable only under certain circumstances.

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

The equity structure reflects the legal acquirer's equity structure. The balance sheet has been adjusted to reflect the par value of the outstanding shares of the legal acquirer, including the number of shares issued in the Merger. Any difference is recognized as an adjustment to the additional paid in capital.

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

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General. (Cont.)

D. Pursuant to an Asset Purchase and Assignment Agreement dated as of March 16, 2021, as amended on March 31, 2021, between the Company’s wholly owned subsidiary, Anchiano Therapeutics, Inc., a Delaware corporation (“Anchiano Delaware”) and Kestrel Therapeutics, Inc., a company organized under the laws of Delaware (“Kestrel”), Anchiano Delaware agreed to sell to Kestrel all of the rights and obligations in its business to the extent related to the research, development and commercialization of the Compounds and Products (as such terms are defined in the Collaboration and License Agreement entered into as of September 13, 2019, by and between ADT Pharmaceuticals, LLC and the Anchiano Delaware), also known as the pan-RAS and PDE10/β-catenin programs. In consideration of the sale and transfer of the Compounds and Products Kestrel paid the Company a total of USD 1 million.

E. On April 19, 2021, the Board of directors of the Company approved the grant of 122,404 options to purchase 122,404 ADSs to one employee, one Officer (a consultant), and six Board members, under the 2015 Plan. The options were granted at an exercise price of $27.26 per ADS with vesting periods ranging from three to four years. Share-based compensation expense related to the above grant recorded for the nine-month period ended September 30, 2021 was $901 thousand.

The fair value of the option granted in the nine months ended September 30, 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Value of ADS	27.26
Dividend yield	0%
Expected volatility	70.88%
Risk-free interest rate	1.36%-1.61%
Expected term (years)	5.7-6.1

On July 19, 2021, the shareholders of the Company approved an amendment to the 2015 Plan under which the aggregate number of ADSs authorized for issuance under the 2015 Plan was increased by 540,000 ADSs or 10,800,000 ordinary shares.

F. On April 30, 2021, the Company entered into an At the Market Offering Agreement (the "ATM agreement") with Cantor Fitzgerald & Co., ("Cantor"). According to the agreement, the Company may offer and sell, from time to time, its ADSs having an aggregate offering price of up to $75 million through Cantor or the ATM agreement. From April 30, 2021 until September 30, 2021, the Company issued 699,806 ADSs at an average price of $22.75 per ADS through the ATM Prospectus Supplement, resulting in gross proceeds of $ $15,917 thousand. The offer and sale of ADSs under the ATM agreement has been registered under the Company’s effective registration statement on Form S-3 (File No. 333-255658), together with a prospectus forming a part thereof, filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Sales, if any, of ADS pursuant to the ATM agreement may be made in any transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to sell any ADSs under the ATM agreement.

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - General. (Cont.)

G.Since January 2020, the COVID-19 outbreak has dramatically expanded into a worldwide pandemic creating macro-economic uncertainty and disruption in the business and financial markets. Many countries around the world, including Israel, have been taking measures designated to limit the continued spread of the Coronavirus, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. The Company's clinical trial sites have been affected by the COVID-19 pandemic, and as a result, commencement of the enrollment of Company’s clinical trials of CM-101 in PSC was delayed and the enrollment rate has been affected as well. As a result, the Company extended patients recruiting to additional territories with significant recruitment potential. In addition, after enrollment in these trials, patients may drop out of the Company's trials because of the COVID-19 possible implications.

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

Note 2 - Basis of Presentation and Significant Accounting Policies

A.Basis of Preparation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2021, and its results of operations for the nine months ended September 30, 2021 and 2020, changes in shareholders’ equity for the nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The December 31, 2020 balance sheet was derived from the Chemomab Ltd. audited financial statements but does not include all disclosures required by U.S. GAAP. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 8-K for the year ended December 31, 2020 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2020 included in the Company’s Form 8-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

CHEMOMAB THERAPEUTICS LTD

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Subsequent Events

On October 25, 2021 Dr. Dale Pfost was appointed as Chief Executive Officer and Board member of the Company, following the approval of his compensation terms by the shareholders of the Company.

Dr. Pfost replaced Dr. Adi Mor, who stepped down from her role as Chief Executive Officer. Dr. Mor continues to be employed by the Company as Chief Scientific Officer and to serve as a Board member of the Company.

Dr. Frost is entitled to receive option to purchase up to 459,353 ADS.

On November 8, 2021, Mr. Donald Marvin was appointed as Chief Financial Officer, Executive Vice President and Chief Operating Officer of the Company. Mr. Marvin replaced Ms. Sigal Fattal, who stepped down from her role as Interim Chief Financial Officer. Ms. Fattal will continue to serve the Company as senior consultant to Mr. Marvin.

Mr. Marvin is entitled to receive option to purchase up to 262,487 ADSs.

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

Recent Developments

Appointment of New Executive Officers

On October 25, 2021, the shareholders of the Company approved Dr. Dale Pfost’s appointment as Chief Executive Officer of the Company. Simultaneous with the approval of Dr. Pfost’s service as the Company’s Chief Executive Officer, he commenced his term as a Class III Director. Dr. Pfost will not be compensated for his service as a Class III director of the Company. Following the commencement of Dr. Pfost’s service as Chief Executive Officer, Dr. Adi Mor ceased her service as the Company’s Chief Executive Officer but continues to serve in her role as Chief Scientific Officer of the Company and a member of the board of directors.

Additionally, on November 4, 2021, the Company’s board of directors approved the appointment of Mr. Donald Marvin as the Company’s Chief Financial Officer, Executive Vice President and Chief Operating Officer. Following the commencement of Mr. Marvin’s service as Chief Financial Officer, Ms. Sigal Fattal ceased her service as the Company’s Chief Financial Officer but continues to serve the Company in her capacity as a senior consultant to Donald Marvin.

Shelf Registration Statement and ATM Offering

On April 30, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-255658) for the issuance and sale by us of up to $200,000,000 of our ordinary shares, ADSs, debt securities, warrants and units comprising any combination of the foregoing securities (the “Shelf Registration Statement”). On the same date, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Sales Agreement” and “Cantor”, respectively), pursuant to which we may offer and sell, from time to time, at our option, through or to Cantor, up to an aggregate of $75,000,000 of our ADSs. Any ADSs to be offered and sold under the Sales Agreement will be issued and sold pursuant to the Shelf Registration Statement, by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, or if specified by us, by any other method permitted by law. During the period April 30, 2021 and September 30, 2021 we sold an aggregate of 699,806 ADSs pursuant to the Sales Agreement for total gross consideration of $15.9 million.

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

We anticipate that our general and administrative expenses will increase in the future as we increase headcount and general activities to support our continued research activities and development of our product candidates as well as expanding our presence in the US. We also anticipate that we will incur increased headcount, accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses associated with being a public company. We expect that the additional costs for these services will substantially increase our general and administrative expenses. Additionally, if and when we believe that regulatory approval of a product candidate appears likely, we expect to incur an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of any product candidate.

Results of Operations

Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

Below is a summary of our results of operations for the periods indicated:

	Nine months ended
	September 30,		Increase/(decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$3,951	$3,430	$521	15%
General and administrative	3,392	600	2,792	465%
Operating loss	(7,343)	(4,030)	(3,313)	82%
Financing expense (income) , net	99	(30)	129	430%
Net loss	$(7,442)	$(4,000)	$(3,442)	86%

	Three months ended
	September 30,		Increase/(decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses:
Research and development	$1,487	$1,031	$456	44%
General and administrative	1,404	194	1,210	623%
Operating loss	(2,891)	(1,225)	1,666	136%
Financing expense (income) , net	77	(1)	78	7800%
Net loss	$(2,968)	$(1,224)	$1,744	142%

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Research and development expenses

Research and development expenses increased by approximately $0.5 million, or 44%, for the three months ended September 30, 2021, as compared to the same period of 2020. The increase was primarily due to increased clinical and pre-clinical activities.

Research and development expenses increased by approximately $0.5 million, or 15%, for the nine months ended September 30, 2021, as compared to the same period 2020. The increase was primarily due to increased clinical and pre-clinical activities.

General and administrative expenses

General and administrative expenses increased by approximately $1.2 million, or 623%, for the three months ended September 30, 2021, as compared to the third quarter of 2020. The increase was primarily due to expenses related to completion of the Merger, recruiting and additional expenses incurred as a result of becoming a public company.

General and administrative expenses increased by approximately $2.8 million, or 465%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase was primarily due to expenses related to completion of the Merger, recruiting, share based expenses and additional expenses incurred as a result of becoming a public company.

Financing expenses (income), net

Financing expenses (income), net increased by approximately $78 thousand for the three months ended September 30, 2021 from the comparable period of 2020.

Financing expenses (income), net increased by approximately $129 thousand for the nine months ended September 30, 2021 from the comparable period of 2020.

Financing expense, net for the three months ended September 30, 2021 and 2020 was primarily related to foreign currency exchange rate loss/gain.

Financing expense, net for the nine months ended September 30, 2021 and 2020 was primarily related to foreign currency exchange rate loss/gain.

Liquidity and Capital Resources

Since inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations, resulting in an accumulated deficit at September 30, 2021 of $31.1 million. We have funded our operations to date primarily with proceeds from the sale of our ADSs, and, prior to the Merger, other equity securities. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

During the period April 30, 2021 and September 30, 2021 we sold an aggregate of 699,806 ADSs pursuant to the Sales Agreement for total gross consideration of $15.9 million. As of September 30, 2021, we had an aggregate of approximately $64.3 million of cash, cash equivalents and short-term deposits.

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

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Nine months ended
	September 30,		Increase/(decrease)
	2021	2020	$	%
	(in thousands)
Net cash used in operating activities	$(9,480)	$(3,687)	(5,793)	157%
%Net cash used in investing activities	(25,605)	(59)	(25,546)	43,298%
Net cash provided by financing activities	61,155	4,187	56,968	1,360%
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,070	$441	$25,629	5,811%

Operating activities

Net cash used in operating activities increased by $5.8 million, or 157%, for the nine months ended September 30, 2021 compared to the same period of 2020, primarily as a result of an increased net loss of $3.4 million, as well as an increase in non-cash activities adjustment to net loss of $2.4 million.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2021 increased by approximately $25.6 million, as compared to the nine months ended September 30, 2020, primarily related to the deposit of proceeds from the Private Placement.

Investing activities for the nine months ended September 30, 2020 were primarily related to purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2021 increased by approximately $57 million, as compared to the nine months ended September 30, 2020. Net cash provided by financing activities for the nine months ended September 30, 2021 derived from net proceeds from the issuance of ADSs of approximately $58.7 million and cash acquired in the Merger of approximately $2.4 million. Net cash provided by financing activities for the nine months ended September 30, 2020 derived from proceeds received on account of the sale of Chemomab Ltd. shares and exercise of Chemomab Ltd. warrants into shares.

Contractual Commitments

The Company’s contractual commitments are as follows at September 30, 2021 (in thousands):

Remainder of 2021	$276
2022	3,451
2023	2,533
2024-2026	214
Total	$6,474

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

Recently-Issued Accounting Pronouncements

Certain recently-issued accounting pronouncements are discussed in Note 2, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements Unaudited”.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

We consummated the Merger on March 16, 2021, which has been accounted for as a reverse capitalization for accounting purposes, and, upon consummation of the Merger, we reconstituted our Board of Directors and our senior management team. The Company’s management has been in the process of strengthening the Company’s internal control over financial reporting during the quarter ended September 30, 2021, including adopting new policies and procedures appropriate to the Company’s current business and management team. Management intends to complete its assessment for inclusion in our 2021 Annual Report. The foregoing actions are being taken solely in connection with the changes effected in connection with the Merger and not as the result of any material weakness or deficiency in the Company’s internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

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

CHEMOMAB THERAPEUTICS LTD.

Date: November 12, 2021	By:	/s/ Dale Pfost
	Name:	Dale Pfost
	Title:	Chief Executive Officer

Date: November 12, 2021	By:	/s/ Donald Marvin
	Name:	Donald Marvin
	Title:	Chief Financial Officer