Form 10-Q
period 2022-03-31
Chemomab Therapeutics Ltd.
filed 2022-05-12
CIK 1534248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

As of May 11, 2022, the registrant had 11,404,515 American Depositary Shares outstanding.

CHEMOMAB THERAPEUTICS LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), specifically our most recent Annual Report on Form 10-K, and our Quarterly Reports on Form 10-Q filed Current Reports on Form 8-K filed subsequently to our most recent Annual Report on Form 10-K. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

PART I. – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Chemomab Therapeutics Ltd. and its subsidiaries Condensed Consolidated Interim Financial Statements As of March 31, 2022 (Unaudited)

Chemomab Therapeutics Ltd.
and its subsidiaries

Unaudited Condensed Consolidated Interim Financial Statements as of March 31, 2022

Contents

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Balance Sheets

In USD thousands (except share amounts)

		March 31,	December 31,
	Note	2022	2021
		Unaudited	Audited
Assets

Current assets
Cash and cash equivalents		13,827	15,186
Short term bank deposits		43,579	45,975
Other receivables and prepaid expenses		1,934	1,527

Total current assets		59,340	62,688

Non-current assets
Long term prepaid expenses		864	908
Property and equipment, net		358	357
Restricted cash		85	55
Operating lease right-of-use assets		309	345
Total non-current assets		1,616	1,665

Total assets		60,956	64,353

Current liabilities
Trade payables		1,487	1,336
Accrued expenses		1,248	555
Employee and related expenses		666	653
Operating lease liabilities		116	106

Total current liabilities		3,517	2,650

Non-current liabilities
Operating lease liabilities - long term		203	237

Total non-current liabilities		203	237

Commitments and contingent liabilities

Total liabilities		3,720	2,887

Shareholders' equity
Ordinary shares no par value - Authorized: 650,000,000 shares as of March 31, 2022 and as of December 31, 2021;		-	-
Issued and outstanding: 228,090,300 ordinary shares as of March 31, 2022 and as of December 31, 2021		-	-
Additional paid in capital		98,513	97,639
Accumulated deficit		(41,277)	(36,173)

Total shareholders’ equity		57,236	61,466
Total liabilities and shareholders’ equity		60,956	64,353

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Operations (Unaudited)

In USD thousands

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2022	2021

Operating expenses

Research and development	2,745	1,157

General and administrative	2,575	542

Total operating expenses	5,320	1,699

Financing expenses (income), net	(216)	5

Net loss for the period	5,104	1,704

Basic and diluted loss per Ordinary Share*	0.022	0.011

Weighted average number of Ordinary Shares outstanding, basic, and diluted*	228,090,300	156,751,771

*               Number of shares has been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer’s shareholders in the reverse recapitalization transaction (refer to Note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Equity (Unaudited)

In USD thousands (except share amounts)

	Ordinary Shares		Additional paid in capital	Accumulated Deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the three-month period ended on March 31, 2022
Balance as of January 1, 2022 *	228,090,300	-	97,639	(36,173)	61,466
Share-based compensation	-	-	874	-	874
Net loss for the period	-	-	-	(5,104)	(5,104)
Balance as of March 31, 2022	228,090,300	-	98,513	(41,277)	57,236
For the three-month period ended on March 31, 2021
Balance as of January 1, 2021 (**)	9,274,838	-	34,497	(23,695)	10,802
Share-based compensation	-	-	43	-	43
Effect of reverse capitalization transaction	152,299,702	-	2,476	-	2,476
Issuance of shares and warrants, net of issuance costs	52,385,400	-	43,547	-	43,547
Net loss for the period	-	-	-	(1,704)	(1,704)
Balance as of March 31, 2021	213,959,940	-	80,563	(25,399)	55,164

(*) Number and type of equity instruments reflects the capital of the legal parent (the Company).

(**) Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Interim Statements of Cash flows (Unaudited)

In USD thousands

	Three months ended March 31, 2022	Three months ended March 31, 2021
Cash flows from operating activities
Net loss for the period	(5,104)	(1,704)

Adjustments for operating activities:
Depreciation	13	7
Change in other receivables and prepaid expenses	(363)	57
Change in operating lease liability	12	-
Change in trade payables	151	281
Change in accrued expenses	693	(62)
Change in employees and related expenses	13	85
Share-based compensation	874	43
	1,393	411
Net cash used in operating activities	(3,711)	(1,293)

Cash flows from investing activities
Investment in deposits	2,396	1
Purchase of property and equipment	(14)	(3)
Net cash provided by (used in) investing activities	2,382	(2)

Cash flows from financing activities
Cash acquired in reverse recapitalization	-	2,427
Issuance of shares and warrants, net of issuance costs	-	45,372
Net cash provided by financing activities	-	47,799

Change in cash, cash equivalents and restricted cash	(1,329)	46,504

Cash, cash equivalents and restricted cash at beginning of period	15,241	11,727

Cash, cash equivalents and restricted cash at end of period	13,912	58,231

Supplemental disclosure of non-cash investing and financing activities:
Liabilities assumed, net of non-cash assets received in reverse merger	-	49
Accrued share issuance expenses	-	1,825

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES

(FORMERLY ANCHIANO THERAPEUTICS LTD.)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

B.

On March 16, 2021, the Company, then known as Anchiano Therapeutics Ltd. (“Anchiano”), completed its merger with Chemomab Ltd., a privately-held Israeli limited company (“Chemomab Ltd.”). Pursuant to the Agreement and Plan of merger (the “Merger Agreement”) dated as of December 14, 2020, by and among Anchiano, CMB Acquisition Ltd., an Israeli limited company and wholly-owned subsidiary of Anchiano (“Merger Sub”), and Chemomab Ltd. Upon completion of the merger transaction, pursuant to which Merger Sub merged with and into Chemomab Ltd., with Chemomab Ltd. being the surviving entity and a wholly owned subsidiary of Anchiano (the “Merger”), the Company changed its name from “Anchiano Therapeutics Ltd.” to “Chemomab Therapeutics Ltd.” and the business conducted by Chemomab Ltd. became the primarily business conducted by the Company.

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

In connection with the Merger, and following the effective time of the Merger, the Company effected a reverse share split of its ordinary shares at a ratio of 4:1 (the “Reverse Split”) and increased the number of ordinary shares underlying each American Depositary Share ("ADS") from 5 to 20. At the effective time of the Merger, each Chemomab Ltd. ordinary share outstanding immediately prior to the effective time of the Merger automatically converted into the right to receive approximately 12.86 ADSs, each representing 20 ordinary shares of the Company, plus a warrant to purchase ADSs that may become exercisable only under certain circumstances (the “exchange ratio”).

The exchange ratio was calculated by a formula that was determined through arms-length negotiations between the Company and Chemomab Ltd. The combined Company assumed all of the outstanding options of Chemomab Ltd., vested and unvested, under the Chemomab Share Incentive Plan (the “2015 Plan”), with such options representing the right to purchase a number of ADSs equal to approximately 12.86 multiplied by the number of Chemomab Ltd. ordinary shares previously represented by such options.

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

On March 16, 2021, immediately prior to the effectiveness of the Merger, Anchiano had 65,675,904 ordinary shares outstanding (prior to the effect of the Reverse Split) and a market capitalization of $58.7 million. The estimated fair value of the net assets of Anchiano on March 16, 2021, prior to the Merger, was approximately $2.5 million. The fair value of ordinary shares on the Merger closing date, prior to the Merger, was above the fair value of the Company’s net assets. As the Company’s net assets were predominantly composed of cash offset against current liabilities, the fair value of the Company’s net assets as of March 16, 2021, immediately prior to the Merger, was considered to be the best indicator of the fair value and, therefore, the estimated preliminary purchase consideration.

The following table summarizes the net assets acquired based on their estimated fair values as of March 16, 2021, immediately prior to completion of the Merger (in thousands):

Cash and cash equivalents	$2,427
Asset held for sale	1,000
Prepaid and other assets	236
Accrued liabilities	(1,187)
Net acquired assets	$2,476

C.

In connection with the Merger, on March 15, 2021, Anchiano entered into Securities Purchase Agreements with certain purchasers for the issuance and sale by Anchiano in a private placement (“Private Placement”) of approximately $45.5 million of its ADSs and accompanying warrants to purchase ADSs. The warrants have an exercise price of approximately $17.35 per ADS, expire five years from the date of issuance, and if exercised in full will provide additional proceeds to the Company of $4.5 million. The closing of the Private Placement was completed on March 22, 2021.

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 - General. (Cont.)

D.

Pursuant to an Asset Purchase and Assignment Agreement dated as of March 16, 2021, as amended on March 31, 2021, between the Company’s wholly owned subsidiary, Anchiano Therapeutics, Inc., a Delaware corporation (“Anchiano Delaware”) and Kestrel Therapeutics, Inc., a company organized under the laws of Delaware (“Kestrel”), Anchiano Delaware agreed to sell to Kestrel all of the its rights and obligations in its business to the extent related to the research, development and commercialization of the Compounds and Products (as such terms are defined in the Collaboration and License Agreement entered into as of September 13, 2019, by and between ADT Pharmaceuticals, LLC and the Anchiano Delaware), also known as the pan-RAS and PDE10/β-catenin programs. In consideration of the sale and transfer of the Compounds and Products Kestrel paid the Company a total of $1.0 million.

E.

On April 30, 2021, the Company entered into an At the Market Offering Agreement (the "ATM agreement") with Cantor Fitzgerald & Co., ("Cantor"). Pursuant to the ATM agreement, the Company may offer and sell, from time to time, its ADSs having an aggregate offering price of up to $75 million through Cantor or the ATM agreement. From April 30, 2021 through March 31, 2022, the Company issued 699,806 ADSs at an average price of $22.75 per ADS through the ATM Prospectus Supplement, resulting in gross proceeds of $15.9 million. The offer and sale of ADSs under the ATM agreement has been registered under the Company’s effective registration statement on Form S-3 (File No. 333-255658), together with a prospectus forming a part thereof, filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Sales, if any, of ADS pursuant to the ATM agreement may be made in any transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to sell any ADSs under the ATM agreement.

On April 25, 2022, the Company filed a prospectus supplement with the SEC for the issuance and sale of up to $18,125,000 of the Company's ADSs (instead of the amount of $75 million above) in connection with the reactivation of the ATM Facility.

F.

Since January 2020, the COVID-19 outbreak has dramatically expanded into a worldwide pandemic creating macro-economic uncertainty and disruption in the business and financial markets. Many countries around the world, including Israel, have been taking measures designated to limit the continued spread of the Coronavirus, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. The Company's clinical trial sites have been affected by the COVID-19 pandemic, and as a result, commencement of the enrollment of Company’s clinical trials of CM-101 in PSC was delayed and the enrollment rate has been affected as well. As a result, the Company extended patient recruiting to additional territories with significant recruitment potential. In addition, after enrollment in these trials, patients may drop out of the Company's trials because of the COVID-19 possible implications.

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

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Significant Accounting Policies

A.        Basis of Preparation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2022, and its results of operations for the three months ended March 31, 2022, and 2021, changes in shareholders’ equity for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes for the year ended December 31, 2021, as filed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in Item 1A of our 2021 Annual Report  for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

The Company has pioneered the therapeutic targeting of CCL24, a chemokine that promotes various types of cellular processes that regulate inflammatory and fibrotic activities through the CCR3 receptor. The chemokine is expressed in various types of cells, including immune cells, endothelial cells and epithelial cells. We have developed a novel CCL24 inhibiting product candidate with dual anti-fibrotic and anti-inflammatory activity that modulates the complex interplays of both of these inflammatory and fibrotic mechanisms that drive abnormal states of fibrosis and clinical fibrotic diseases. This innovative approach is being developed for difficult to treat rare diseases, also known as orphan indications or diseases, such as primary sclerosing cholangitis, or PSC, and systemic sclerosis, or SSc, for which patients have no established disease modifying standard of care treatment options.

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

Revisions to Chemomab’s Clinical Programs

On March 9, 2022, we announced that, following a comprehensive strategic review, we are making revisions to our current clinical programs. The changes are designed to optimize the clinical development of lead product candidate CM-101 by maximizing the clinical information obtained, generating additional important data to support future advancement to registration trials, and decreasing the overall risk in the CM-101 clinical development program in the lead indications of PSC and SSc, as well as potentially in additional indications where the scientific rationale is strong. The key top-line changes to the clinical development programs include the following:

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

Focusing our clinical efforts in systemic sclerosis on establishing earlier biological and clinical proof of concept. We plan to focus our SSc trial towards establishing biological and clinical proof of concept in this patient population. We are revising the design of our planned SSc trial in a way that we believe should enable an expedited path to proof of concept data, as well as further elucidation of the different mechanisms of action of CM-101 in treating the skin, lung and vascular damage seen in SSc patients.

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

Shelf Registration Statement and ATM Offering

On April 30, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-255658) for the issuance and sale by us of up to $200,000,000 of our ordinary shares, ADSs, debt securities, warrants and units comprising any combination of the foregoing securities (the “Shelf Registration Statement”). On the same date, we entered into the sales agreement (the “Sales Agreement”) with Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time, at our option, through or to Cantor Fitzgerald, up to an aggregate of $75,000,000 of our ADSs (the “ATM Facility”). During the period from April 30, 2021 through the date of this quarterly report on Form 10-Q, we had sold an aggregate of 699,806 ADSs pursuant to the Sales Agreement for a total gross consideration of approximately $15.9 million.

On April 25, 2022, we filed a prospectus supplement with the SEC for the issuance and sale of up to $18,125,000 of our ADSs in connection with the reactivation of the ATM Facility and pursuant to General Instruction I.B.6 of Form S-3, which, subject to certain exceptions, limits the amount of securities we are able to offer and sell under such registration statement to one-third of our unaffiliated public float. Any ADSs offered, or to be offered, and sold under the Sales Agreement were issued and sold, or will be issued and sold, pursuant to the Shelf Registration Statement and the applicable prospectus or prospectus supplement by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, or if specified by us, by any other method permitted by law.

Impact of COVID-19

      Since March 2020, the COVID-19 pandemic has dramatically expanded into a worldwide pandemic, creating macro-economic uncertainty and disruption in the business and financial markets. The continuing implications of the COVID-19 pandemic on us remain uncertain and will depend on future developments, including any adverse impact due to additional variants of the virus; its impact on our employees; the range of government mandated restrictions and other measures; and the success of the COVID-19 vaccines and their effectiveness against the virus and related variants. Furthermore, our clinical trial sites have been affected by the COVID-19 pandemic, and as a result, commencement of the enrollment in our clinical trials of CM-101 in PSC was delayed, and the enrollment rate has been affected as well. As a result, we expanded our patient recruiting efforts to additional territories. In addition, after enrollment in these trials, patients might still discontinue participation in these trials because of possible COVID-19 implications.

      Based on management’s assessment, the extent to which the COVID-19 pandemic will further impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the COVID-19 or treat its impact. We are carefully monitoring the restrictions due to the COVID-19 pandemic and will adjust activities accordingly.

Corporate Information

We were incorporated on September 22, 2011 under the laws of the State of Israel. In March 2021, in connection with the Merger, we changed our name from Anchiano Therapeutics Ltd. to Chemomab Therapeutics Ltd. Our principal executive offices are located at Kiryat Atidim, Building 7, Tel Aviv, Israel 6158002, and our phone number is +972-77-331-0156. Our website is: www.chemomab.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this prospectus supplement. We have included our website address as an inactive textual reference only.

Components of Operating Results

References to “we,” “us,” “our” and “Chemomab” in this “Components of Operating Results” and in the “Results of Operations” below refer to the Company after the Merger, and, with respect to historical periods preceding the Merger, refer to Chemomab Ltd., whose business became the business of the Company upon consummation of the Merger.

Revenues

To date, we have not generated any revenue. We do not expect to generate revenue unless and until we obtain regulatory approval and commercialize a product candidate, or until we receive revenue from a collaboration such as a co-development or out-licensing agreement. There can be no assurance that we will receive such regulatory approvals, and if any product candidate is approved, that we will be successful in commercializing it.

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

We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use our internal resources primarily to oversee research, as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Our employees work across multiple programs and, therefore, we do not track costs by program.

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

We anticipate that our general and administrative expenses will increase in the future as we increase headcount and general activities to support our continued research activities and development of our product candidates as well as expanding our presence in the United States. We also anticipate that we will incur increased headcount, accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses associated with being a public company. We expect that the additional costs for these services will substantially increase our general and administrative expenses. Additionally, if and when we believe that regulatory approval of a product candidate appears likely, we expect to incur an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of any product candidate.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Below is a summary of our results of operations for the periods indicated:3

	Three months ended
	March 31,		Increase/(decrease)
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	2,745	1,157	1,588	137%
General and administrative	2,575	542	2,033	375%
Operating loss	5,320	1,699	3,621	213%
Financing expense (income) , net	(216)	5	(221)	(4,420)%
Net loss	$5,104	$1,704	$3,400	200%

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Research and development expenses

Research and development expenses increased by approximately $1.6 million, or 137%, for the three months ended March 31, 2022, as compared to the same period of 2021. The increase was primarily due to increased clinical and pre-clinical activities.

General and administrative expenses

General and administrative expenses increased by approximately $2.0 million, or 375%, for the three months ended March 31, 2022, as compared to the same period of 2021. The increase was primarily due to increase in non-cash share-based expenses as well as expenses incurred as a result of becoming a public company.

Financing expenses (income), net

Financing income, net for the three months ended March 31, 2022 was $216 thousand. Financing expense, net for the three months ended March 31, 2021 was $5 thousand. This reflects an increase in fiance income of $221 thousand, or 4420%, for the three months ended March 31, 2022 from the comparable period of 2021. The increase was primarily related to interest earned on bank deposits and to foreign currency exchange rate gain.

Financing income, net for the three months ended March 31, 2022 was primarily related to interest earned on bank deposits and to foreign currency exchange rate gain.

Financing expense, net for the three months ended March 31, 2021 was primarily related to foreign currency exchange rate loss.

Liquidity and Capital Resources

Since inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations, resulting in an accumulated deficit at March 31, 2022 of $41.3 million. We have funded our operations to date primarily with proceeds from the sale of our ADSs, and, prior to the Merger, other equity securities. Cash in excess of immediate requirements is invested primarily in bank deposits with a view to liquidity and capital preservation.

During the period from April 30, 2021 through March 31, 2022, we sold an aggregate of 699,806 ADSs pursuant to the Sales Agreement for total gross consideration of approximately $15.9 million. As of March 31, 2022, we had an aggregate of approximately $57.5 million of cash, cash equivalents and short-term deposits.

Developing product candidates, conducting clinical trials and commercializing products are expensive, and we will need to raise substantial additional funds to achieve our strategic objectives. We believe that our existing cash resources, including from the ADSs sold pursuant to the Sales Agreement, will be sufficient to fund our projected cash requirements through the end of 2023. Nevertheless, we will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials, obtain regulatory approval for any of our product candidates and commercialize the same. We believe that we will need to raise significant additional funds before we have any cash flow from operations, if at all. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Three months ended
	March 31,		Change
	2022	2021	$	%
	(in thousands)
Net cash used in operating activities	$(3,711)	$(1,293)	$(2,418)	187%
Net cash provided by (used in) investing activities	$2,382	$(2)	$2,384	(119,200)%
Net cash used in financing activities	-	$47,799	$(47,799)	(100)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,329)	$46,504	$(47,833)	(103)%

Operating activities

Net cash used in operating activities increased by $2.4 million, or 187%, for the three months ended March 31, 2022, compared to the same period of 2021. The increase is primarily related to the increase in net loss of $3.4 million, as well as an increase in non-cash activities adjustment to net loss of $0.9 million, offset by an increase of accrued expenses of $0.7 million.

Investing activities

Net cash provided in investing activities for the three months ended March 31, 2022 increased by approximately $2.4 million, as compared to the same period of 2021. The increase is primarily related to withdrawal of bank deposits.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2022 decreased by approximately $48 million, as compared to the same period of 2021.

Contractual Commitments

The Company’s contractual commitments are as follows at March 31, 2022 (in thousands):

Remainder of 2022	$5,918
2023		5,928
2024		140
2025-2027
Total	$11,986

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

Recently-Issued Accounting Pronouncements

Certain recently-issued accounting pronouncements are discussed in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in our 2021 Annual Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that that our disclosure controls and procedures were effective as of March 31, 2022.

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

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in our 2021 Annual Report.

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

CHEMOMAB THERAPEUTICS LTD.
Date: May 12, 2022	By:	/s/ Dale Pfost
	Name:	Dale Pfost
	Title:	Chief Executive Officer

Date: May 12, 2022	By:	/s/ Donald Marvin
	Name:	Donald Marvin
	Title:	Chief Financial Officer