Form 10-Q
period 2022-06-30
Chemomab Therapeutics Ltd.
filed 2022-08-12
CIK 1534248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

As of August 11, 2022, the registrant had 11,431,656 American Depositary Shares outstanding.

CHEMOMAB THERAPEUTICS LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), specifically our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires:

●
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

●	references to “ordinary shares,” “our shares” and similar expressions refer to the Company’s ordinary shares, no nominal (par) value;
●
references to “ADS” refer to the American Depositary Shares listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “CMMB,” each representing twenty (20) ordinary shares; references to “dollars,” “U.S. dollars” and “$” are to U.S. Dollars;

●	references to “NIS” are to New Israeli Shekels;
●	references to the “SEC” are to the U.S. Securities and Exchange Commission; and
●
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

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Chemomab Therapeutics Ltd. and its subsidiaries Condensed Consolidated Interim Financial Statements As of June 30, 2022 (Unaudited)

Chemomab Therapeutics Ltd.
and its subsidiaries

Unaudited Condensed Consolidated Interim Financial Statements as of June 30, 2022

Contents

Chemomab Therapeutics Ltd.
and its subsidiaries
Condensed Consolidated Balance Sheets

In USD thousands (except share amounts)

		June 30,	December 31,
	Note	2022	2021
		Unaudited	Audited
Assets

Current assets
Cash and cash equivalents		9,883	15,186
Short term bank deposits		41,841	45,975
Other receivables and prepaid expenses		3,106	1,527

Total current assets		54,830	62,688

Non-current assets
Long term prepaid expenses		821	908
Property and equipment, net		355	357
Restricted cash		77	55
Operating lease right-of-use assets		295	345

Total non-current assets		1,548	1,665

Total assets		56,378	64,353

Current liabilities
Trade payables		1,433	1,336
Accrued expenses		1,712	555
Employee and related expenses		1,117	653
Operating lease liabilities		132	106

Total current liabilities		4,394	2,650

Non-current liabilities
Operating lease liabilities - long term		148	237

Total non-current liabilities		148	237

Commitments and contingent liabilities

Total liabilities		4,542	2,887

Shareholders' equity	1
Ordinary shares no par value - Authorized: 650,000,000 shares as of June 30, 2022 and as of December 31, 2021;		-	-
Issued and outstanding: 228,633,120 ordinary shares as of June 30, 2022 and 228,090,300 as of December 31, 2021		-	-
Additional paid in capital		99,303	97,639
Accumulated deficit		(47,467)	(36,173)

Total shareholders’ equity		51,836	61,466
Total liabilities and shareholders’ equity		56,378	64,353

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Operations (Unaudited)

In USD thousands (except share and per share amounts)

		Three months	Three months	Six months	Six months
		Ended	Ended	Ended	Ended
		June 30,	June 30,	June 30,	June 30,
	Note	2022	2021	2022	2021

Operating expenses

Research and development		2,914	1,307	5,659	2,464

General and administrative		3,340	1,446	5,915	1,988

Total operating expenses		6,254	2,753	11,574	4,452

Financing expense, net		480	17	264	22

Loss before taxes		6,734	2,770	11,838	4,474

Taxes on income (benefit)		(544)	-	(544)	-

Net loss for the period		6,190	2,770	11,294	4,474

Basic and diluted loss per Ordinary Share (*) (**)		0.027	0.013	0.050	0.024

Weighted average number of Ordinary Shares outstanding, basic, and diluted (*) (**)		228,173,276	216,266,993	228,132,249	186,840,022

(*) Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1B).
(**) 20 Ordinary Shares are equal to 1 American Depositary Share (ADS).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Equity (Unaudited)

In USD thousands (except share amounts)

	Ordinary Shares		Additional paid in capital	Accumulated Deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the six-month period ended on June 30, 2022

Balance as of January 1, 2022	228,090,300	-	97,639	(36,173)	61,466
Share-based compensation	-	-	874	-	874
Net loss for the period	-	-	-	(5,104)	(5,104)
Balance as of March 31, 2022	228,090,300	-	98,513	(41,277)	57,236

Share-based compensation	-	-	761	-	761
Exercise of options	542,820	-	29	-	29
Net loss for the period	-	-	-	(6,190)	(6,190)
Balance as of June 30, 2022	228,633,120	-	99,303	(47,467)	51,836

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Equity (Unaudited)

In USD thousands (except share amounts)

	Ordinary Shares (*)		Additional paid in capital	Accumulated Deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the six-month period ended on June 30, 2021

Balance as of January 1, 2021 (*)	9,274,838	-	34,497	(23,695)	10,802
Share-based compensation	-	-	43	-	43
Effect of reverse capitalization transaction	152,299,702	-	2,476	-	2,476
Issuance of shares and warrants, net of issuance costs	52,385,400	-	43,547	-	43,547
Net loss for the period	-	-	-	(1,704)	(1,704)
Balance as of March 31, 2021	213,959,940	-	80,563	(25,399)	55,164

Share-based compensation	-	-	527	-	527
Issuance of shares, net of issuance costs	13,996,120	-	15,118	-	15,118
Net loss for the period	-	-	-	(2,770)	(2,770)
Balance as of June 30, 2021	227,956,060	-	96,208	(28,169)	68,039

(*) Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1B).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Cash flows (Unaudited)

In USD thousands

	Six months ended June 30, 2022	Six months Ended June 30, 2021
Cash flows from operating activities
Net loss for the period	(11,294)	(4,474)

Adjustments for operating activities:
Depreciation	27	14
Change in other receivables and prepaid expenses	(1,483)	(2,529)
Change in operating lease liability	(15)	-
Change in trade payables	97	312
Change in accrued expenses	1,157	(993)
Change in employees and related expenses	464	200
Share-based compensation	1,635	570
	1,882	(2,426)
Net cash used in operating activities	(9,412)	(6,900)

Cash flows from investing activities
Increase in deposits	-	(21,500)
Decrease in deposits	4,134	-
Sale of asset held for sale	-	1,000
Purchase of property and equipment	(25)	(105)
Net cash provided by (used in) investing activities	4,109	(20,605)

Cash flows from financing activities
Cash acquired in reverse recapitalization	-	2,427
Exercise of options	22	-
Issuance of shares, net of issuance costs	-	15,243
Issuance of shares and warrants, net of issuance costs	-	43,557
Net cash provided by financing activities	22	61,227

Change in cash, cash equivalents and restricted cash	(5,281)	33,722

Cash, cash equivalents and restricted cash at beginning of period	15,241	11,727

Cash, cash equivalents and restricted cash at end of period	9,960	45,449

Supplemental disclosure of non-cash investing and financing activities:
Liabilities assumed, net of non-cash assets received in reverse merger	-	49
Receivable related to exercise of options	7	-
Accrued share issuance expenses	-	135

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES

(FORMERLY ANCHIANO THERAPEUTICS LTD)

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 - General.

A.

Chemomab Therapeutics Ltd. (the “Company") is an Israeli -based company incorporated under the laws of the State of Israel in September 2011. The Company’s registered office is located in Kiryat Atidim, Tel Aviv, Israel. The Company is a clinical-stage biotech company discovering and developing innovative therapeutics for conditions with high-unmet medical need that involve inflammation and fibrosis.

B.

On March 16, 2021, the Company, then known as Anchiano Therapeutics Ltd. (“Anchiano”), completed its merger with Chemomab Ltd., a privately-held Israeli limited company (“Chemomab Ltd.”). Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) dated as of December 14, 2020, by and among Anchiano, CMB Acquisition Ltd., an Israeli limited company and wholly-owned subsidiary of Anchiano (“Merger Sub”), and Chemomab Ltd., Merger Sub merged with and into Chemomab Ltd., with Chemomab Ltd. being the surviving entity and becoming a wholly owned subsidiary of Anchiano (the “Merger”).  Upon consummation of the Merger, the Company changed its name from “Anchiano Therapeutics Ltd.” to “Chemomab Therapeutics Ltd.” and the business conducted by Chemomab Ltd. became primarily the business conducted by the Company.

For accounting purposes, Chemomab Ltd. is considered to have acquired Anchiano based upon the terms of the Merger as well as other factors including: (i) Chemomab Ltd.'s former shareholders owned approximately 90% of the combined Company’s outstanding ordinary shares immediately following the closing of the Merger and (ii) Chemomab Ltd. management holds key management positions of the combined Company. The Merger has been accounted for as an asset acquisition (reverse recapitalization transaction) rather than a business combination, as the assets acquired and the liabilities assumed by Chemomab Ltd. do not meet the definition of a business under accounting principles generally accepted in the United States (“U.S. GAAP”). The net assets acquired in connection with the Merger were recorded at their estimated acquisition date fair market value as of March 16, 2021, the date of completion of the Merger.

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

C.
In connection with the Merger, on March 15, 2021, Anchiano entered into Securities Purchase Agreements with certain purchasers for the issuance and sale by Anchiano in a private placement (the “Private Placement”) of approximately $45.5 million of its ADSs and accompanying warrants to purchase ADSs. The warrants have an exercise price of approximately $17.35 per ADS, expire five years from the date of issuance, and if exercised in full, will provide additional proceeds to the Company of approximately $4.5 million. The Private Placement closed on March 22, 2021.

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES
(FORMERLY ANCHIANO THERAPEUTICS LTD)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 - General. (Cont.)

D.
Pursuant to an Asset Purchase and Assignment Agreement dated as of March 16, 2021, as amended on March 31, 2021, between the Company’s wholly owned subsidiary, Anchiano Therapeutics, Inc., a Delaware corporation (“Anchiano Delaware”) and Kestrel Therapeutics, Inc., a Delaware corporation (“Kestrel”), Anchiano Delaware agreed to sell to Kestrel all of the its rights and obligations in its business to the extent related to the research, development and commercialization of the Compounds and Products (as such terms are defined in the Collaboration and License Agreement entered into as of September 13, 2019, by and between ADT Pharmaceuticals, LLC and Anchiano Delaware), also known as the pan-RAS and PDE10/β-catenin programs. In consideration of the sale and transfer of the Compounds and Products, Kestrel paid the Company a total of $1.0 million.

E.
On April 30, 2021, the Company entered into an At the Market Offering Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co., ("Cantor"). According to the ATM Agreement, the Company may offer and sell, from time to time, its ADSs having an aggregate offering price of up to $75.0 million through Cantor pursuant to the ATM Agreement. From April 30, 2021 through June 30, 2022, the Company sold 699,806 ADSs at an average price of $22.75 per ADS under the ATM Agreement, resulting in gross proceeds of approximately $15.9 million. The offer and sale of ADSs under the ATM Agreement has been registered under the Company’s effective registration statement on Form S-3 (File No. 333-255658), together with a prospectus forming a part thereof, filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Sales, if any, of ADS pursuant to the ATM Agreement may be made in any transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to sell any ADSs under the ATM Agreement.

On April 25, 2022, the Company filed with the SEC a prospectus supplement to the above mentioned registration statement for the issuance and sale of up to $18,125,000 of the Company's ADSs under the ATM Agreement, which is within the $75 million maximum permitted under the ATM Agreement.

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

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES
(FORMERLY ANCHIANO THERAPEUTICS LTD)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 - General. (Cont.)

On March 27, 2020 and December 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Consolidated Appropriations Act, 2021 (CAA). Among other provisions, the CARES Act and the CAA provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act also includes provisions for a carryback of any net operating loss (NOL) arising in a taxable year beginning after December 31, 2017, and before January 1, 2021, to each of the five taxable years preceding the taxable year in which the loss arises (carryback period).

Chemomab Therapeutics Inc., a wholly owned subsidiary of the Company, filed an application with the US Internal Revenue Service to carryback net operating losses. The Company expects to receive the refund during the second half of 2022.

Note 2 - Basis of Presentation and Significant Accounting Policies

A.          Basis of Preparation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of June 30, 2022, and its results of operations for the three and six months ended June 30, 2022, and 2021, changes in shareholders’ equity for the six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES
(FORMERLY ANCHIANO THERAPEUTICS LTD)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 3 - Contingencies

During 2022, the Israeli tax authority ("ITA”) notified the Company that it had initiated a routine VAT audit to include tax years 2017 through 2020. The ITA raised several claims, mainly in respect with the recoverability of VAT with respect to Merger Agreement related expenses and the classification of the Company as a holding company. On July 2022, the ITA proposed a settlement, which the Company rejected. As a result, the ITA issued an assessment. The Company plans to appeal the ITA’s assessment. The Company has recorded a provision which is inherently subjective due to the inherent uncertainty of these matters and the judicial process. Therefore, the final outcome may differ from the estimated liability recorded by the Company during the period.

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

References to “we,” “us,” “our” and “Chemomab” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below refer to the Company after the Merger, and, with respect to historical periods preceding the Merger, refer to Chemomab Ltd., whose business became the business of the Company upon consummation of the Merger.

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

CM-101, the Company’s lead clinical product candidate, is a first-in-class humanized monoclonal antibody that attenuates the basic function of the soluble chemokine CCL24, also known as eotaxin-2, as a regulator of major inflammatory and fibrotic pathways. We have demonstrated that CM-101 interferes with the underlying biology of inflammation and fibrosis through a novel and differentiated mechanism of action. Based on these findings, the Company is actively developing CM-101 in Phase 2 clinical studies directed toward two distinct clinical indications including patients with liver, skin, and/or lung fibrosis. We are currently conducting a Phase 2 clinical study in PSC, a rare obstructive and cholestatic liver disease. In addition, we are planning a Phase 2 clinical trial in SSc focused on establishing biological proof-of-concept on clinically relevant aspects of this complex disease in this patient population. Although our primary focus relates to these two rare indications, an additional Phase 2 clinical study is currently ongoing in non-alcoholic steatohepatitis, or NASH. This trial is expected to provide important safety and PK data to support the development of a CM-101 subcutaneous formulation.

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

Recent Developments

New Executive Appointments

On June 16, 2022, our board of directors (“Board of Directors”) appointed Ms. Jill M. Quigley, JD, as a Class I director and as a member of the audit committee of the Board of Directors (the “Audit Committee”). Additionally, our Board of Directors determined Ms. Quigley to be an independent director and designated her as the Audit Committee financial expert. Ms. Quigley is a highly accomplished biotechnology executive with broad experience in public company executive management, global operations, legal affairs, finances, and board membership. Ms. Quigley, as a Class I director, will serve in such capacity until the Company’s annual general meeting to be convened in 2025. Ms. Quigley’s appointment followed Mr. Joel Maryles’ decision on May 31, 2022 not to stand for re-election as a Class I director at the Company’s annual general meeting in 2022. Following the appointment of Ms. Quigley and departure of Mr. Maryles, the current composition of the Audit Committee is Dr. Claude Nicaise (chair), Dr. Alan Moses and Ms. Quigley.

On June 14, 2022, Mr. Ilan Vaknin, PhD, joined Chemomab as Vice President of Research & Development. Dr. Vaknin has more than 20 years of highly relevant experience in immunology, antibody development, biomarkers and drug development, including more than a decade in senior science roles at the biotechnology company Compugen.

New CM-101 U.S. Patent

On June 21, 2022, the United States Patent and Trademark Office issued a new patent the United States Patent and Trademark Office issued Chemomab a new patent that covers the use of CM-101 and other anti-CCL24 antibodies and binding fragments for the treatment of a range of fibro-inflammatory liver diseases, including PSC and other cholestatic-associated disorders. Liver diseases are an important target for CCL24-associated diseases--CM-101 is currently in a Phase 2 trial for the treatment of PSC, a potentially lethal disease affecting the bile ducts of the liver, and a Phase 2 liver fibrosis study of CM-101 is now concluding. In addition, there are a number of other liver diseases where CM-101 might have therapeutic value. This new method of use patent adds to the protections provided by CM-101’s core composition of matter patents that have already issued in the U.S., Europe and other major global territories, U.S. Patent No.11365246, “Anti CCL24 (eotaxin 2) Antibodies for Use in the Treatment of Hepatic Disease” has a filing date of March 8, 2018, and a grant date of June 21, 2022, with corresponding first to expire claims in 2038 and a possible patent term extension of up to an additional five years, as provided under the Drug Price Competition and Patent Restoration Act (35 U.S.C. §156).

Revisions to Chemomab’s Clinical Programs

On March 9, 2022, we announced that, following a comprehensive strategic review, we were revising our current clinical programs. The changes are designed to optimize the clinical development of lead product candidate CM-101 by maximizing the clinical information obtained, generating additional important data to support future advancement to registration trials, and decreasing the overall risk in the CM-101 clinical development program in the lead indications of PSC and SSc, as well as potentially in additional indications where the scientific rationale is strong. The key top-line changes that are being implemented in the clinical development programs include the following:

Expanding our commitment to PSC with an enlarged clinical trial that adds an important dose finding component. We are significantly expanding the Phase 2 clinical trial in PSC by implementing a dose finding component to the CM-101 development program. We will be increasing the size of the study to 93patients by adding two additional dose cohorts to the current 10 mg/kg cohort, a lower dose cohort to evaluate 5 mg/kg, and a higher dose cohort to evaluate 20 mg/kg. Additionally, we are changing the trial’s primary outcome to an evaluation of CM-101’s safety and tolerability. Each cohort will enroll 25 patients with PSC and the placebo cohort will enroll 18 patients. In addition, we plan to add an open-label extension to the trial to evaluate the safety, tolerability and durability of effect over a total of 48 weeks of treatment duration. We have begun regulatory submissions to support trial expansion and other relevant changes.

We will be performing a blinded interim safety analysis of the currently enrolling dose cohort in the PSC study, expected to be completed before the end of this year. The primary purpose of this safety analysis is to support review by the Data Monitoring Committee, a prerequisite to opening enrollment in this trial to the planned higher dose cohort of 20mg/kg.

Based on our ongoing efforts to expand the number of clinical trial sites, the current development landscape of trials in PSC, and the increased size of the study, we anticipate that the top-line data from this Phase 2 trial in PSC will be available in the second half of 2024.

Focusing our clinical efforts in systemic sclerosis on establishing earlier biological proof-of-concept in clinically relevant aspects of this complex disease. We are focusing our SSc trial towards establishing biological proof of concept in this patient population. We are revising the design of our planned SSc trial in a way that we believe should enable an expedited path to data supporting proof of the relevance of CCL-24 biology, provide further elucidation of the different mechanisms of action of CM-101, and potentially detect a CM-101 clinical efficacy signal for treating the skin, lung and vascular damage seen in SSc patients. We expect to launch the trial by the end of 2022.

Early Conclusion of enrollment in our safety, pharmacokinetic and biomarker liver fibrosis study, yielding a data readout targeted near the end of 2022. We concluded enrollment in our safety, tolerability and biomarker trial that is evaluating a subcutaneous formulation of CM-101 in NASH patients with liver fibrosis. We believe that the data from this trial could provide useful insights in support of the CM-101 development program and that the early completion of this study should be sufficient to achieve our key objectives: characterizing the safety and tolerability of CM-101 in NASH patients, assessing possible early signs of biomarker activity in these patients, and providing the tolerability and pharmacokinetic data needed to assess next steps in the development of our current subcutaneous formulation, while allowing us to focus our resources on our lead indications of PSC and SSc.

We expect that the changes we are making to the CM-101 development program will provide important data on clinical dose response relationships to inform the broader development program and to identify the optimal dose to advance into late development in PSC. The modifications are also expected to generate proof of mechanism data on biologically relevant aspects of SSc, a complex rheumatological disorder, to best inform the development path for a novel, first-in-class therapeutic like CM-101, along with relevant safety and tolerability data to support the evaluation of higher doses and inform decisions on next steps in the development of our current subcutaneous formulation.

Shelf Registration Statement and ATM Offering

On April 30, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-255658) for the issuance and sale by us of up to $200,000,000 of our ordinary shares, ADSs, debt securities, warrants and units comprising any combination of the foregoing securities (the “Shelf Registration Statement”). On the same date, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time, at our option, through or to Cantor Fitzgerald, up to an aggregate of $75,000,000 of our ADSs (the “ATM Facility”). During the period from April 30, 2021 through the date of this quarterly report on Form 10-Q, we had sold an aggregate of 699,806 ADSs pursuant to the Sales Agreement for a total gross consideration of approximately $15.9 million.

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

During the period from April 25, 2022 through the date of this quarterly report on Form 10-Q, we did not sell ADSs pursuant to the Sales Agreement.

Impact of COVID-19

Since March 2020, the COVID-19 pandemic has dramatically expanded into a worldwide pandemic, creating macro-economic uncertainty and disruption in the business and financial markets. The continuing implications of the COVID-19 pandemic on Chemomab remain uncertain and will depend on future developments, including any adverse impact due to additional variants of the virus; its impact on our employees; the range of government mandated restrictions and other measures; and the success of the COVID-19 vaccines and their effectiveness against the virus and related variants. Furthermore, our clinical trial sites have been affected by the COVID-19 pandemic, and as a result, commencement of the enrollment in our clinical trials of CM-101 in PSC was delayed, and the enrollment rate has been affected as well. As a result, we expanded our patient recruiting efforts to additional territories. In addition, after enrollment in these trials, patients might still discontinue participation in these trials because of possible COVID-19 implications.

Based on management’s assessment, the extent to which the COVID-19 pandemic will continue to impact our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration and changing severity of the outbreak, and the actions that may be required to continue to contain COVID-19 or address its impact. We are monitoring the remaining limitations on patient recruitment due to the effects of the COVID-19 pandemic and if necessary, will adjust activities accordingly.

Corporate Information

We were incorporated on September 22, 2011 under the laws of the State of Israel. In March 2021, in connection with the Merger, we changed our name from Anchiano Therapeutics Ltd. to Chemomab Therapeutics Ltd. Our principal executive offices are located at Kiryat Atidim, Building 7, Tel Aviv, Israel 6158002, and our phone number is +972-77-331-0156. Our website is: www.chemomab.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Quarterly Report on Form 10-Q. We have included our website address as an inactive textual reference only.

Components of Operating Results

Revenues

To date, we have not generated any revenue. We do not expect to generate any revenue unless and until we obtain regulatory approval and commercialize a product candidate, or until we receive revenue from a collaboration such as a co-development or out-licensing agreement. There can be no assurance that we will receive such regulatory approvals, and if any product candidate is approved, that we will be successful in commercializing it.

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

Results of Operations

Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

Below is a summary of our results of operations for the periods indicated:

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three months ended
	June 30,		Increase/(decrease)
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$2,914	$1,307	$1,607	123%
General and administrative	3,340	1,446	1,894	131%
Operating loss	(6,254)	(2,753)	3,501	127%
Financing expense, net	480	17	463	2,724%
Income Tax	(544)	-	(544)	100%
Net loss	$(6,190)	$(2,770)	$(3,420)	123%

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six months ended
	June 30,		Increase/(decrease)
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$5,659	$2,464	$3,195	130%
General and administrative	5,915	1,988	3,927	198%
Operating loss	(11,574)	(4,452)	(7,122)	160%
Financing expense, net	264	22	242	1,100%
Income Tax (benefit)	(544)	-	(544)	100%
Net loss	$(11,294)	$(4,474)	$(6,820)	152%

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Research and development expenses

Research and development expenses increased by approximately $1.6 million, or 123%, for the three months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to increased clinical and pre-clinical activities.

Research and development expenses increased by approximately $3.2 million, or 130%, for the six months ended June 30, 2022, as compared to the same period in 2021 also due primarily to increased clinical and pre-clinical activities.

 General and administrative expenses

General and administrative expenses increased by approximately $1.9 million, or 131%, for the three months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to increase in salaries and related benefits expenses of $1.1 million mainly related to key additions to the senior management team, as well as increase in non-cash share-based expenses in the amount of $0.2 million and provision for expenses recorded in relation to an audit by the Israeli Tax Authority.

General and administrative expenses increased by approximately $3.9 million, or 198%, for the six months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to the increase in non-cash share-based expenses in the amount of $1.0 million as well as increase in salaries and related benefits expenses of $1.6 million mainly related to key additions to the senior management team, and provision for expenses recorded in relation to an audit by the Israeli Tax Authority.

Financing expenses, net

Financing expenses, net increased by approximately $463 thousand for the three months ended June 30, 2022 from the same period in 2021. Financing expense, net for the three months ended June 30, 2022 was primarily related to foreign currency exchange rate loss. Financing expense, net for the three months ended June 30, 2021 was primarily related to foreign currency exchange rate loss which was partially offset by interest income from bank deposits.

Financing expenses, net increased by approximately $242 thousand for the six months ended June 30, 2022 from the same period in 2021. Financing expense, net for the six months ended June 30, 2022 was primarily related to foreign currency exchange rate loss which was partially offset by interest income from bank deposits. Financing expense, net for the six months ended June 30, 2021 was primarily related to foreign currency exchange rate loss.

Liquidity and Capital Resources

Since inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations, resulting in an accumulated deficit at June 30, 2022 of $47.5 million. We have funded our operations to date primarily with proceeds from the sale of our ADSs, and, prior to the Merger, other equity securities. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation.

During the period from April 30, 2021 through June 30, 2022, we sold an aggregate of 699,806 ADSs pursuant to the Sales Agreement for total gross consideration of $15.9 million. As of June 30, 2022, we had an aggregate of approximately $51.8 million of cash, cash equivalents and short-term deposits.

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

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Six months ended
	June 30,		Increase/(decrease)
	2022	2021	$	%
	(in thousands)
Net cash used in operating activities	$(9,412)	$(6,900)	$(2,512)	36%
Net cash provided by (used in) investing activities	4,109	(20,605)	24,714	(120)%
Net cash provided by financing activities	22	61,227	(61,205)	(100)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(5,281)	$33,722	$(39,003)	(116)%

Operating activities

Net cash used in operating activities increased by $2.5 million, or 36%, for the six months ended June 30 2022 compared to the same period in 2021. The increase was primarily related to the increase in net loss of $6.8 million, offset by an increase in accrued expenses of $2.2 million, decrease in other receivables of $1.0 million and changes in non-cash activities adjustment of $1.1 million.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2022 increased by approximately $24.7 million compared to same period in 2021. The increase is primarily related to an increase in short term bank deposits. Net cash used in investing activities for the six months ended June 30, 2021 was primarily related to the deposit of proceeds received from a private placement in bank deposits.

Financing activities

Net cash provided by financing activities for the six months ended June 30, 2022 decreased by approximately $61.2 million, as compared to the same period in 2021. The decrease is primarily related to a decrease in proceeds from the issuance of ADSs of approximately $58.7 million (net of expenses), and cash acquired in the Merger of approximately $2.4 million, in each case in the six months ended on June 30, 2021.

Financing activities for the six months ended June 30, 2021 reflect proceeds received from the private placement as well as sales of the Company's ADSs under the ATM program.

Contractual Commitments

The Company’s contractual commitments at June 30, 2022 were as follows (in thousands):

Remainder of 2022	$5,021
2023	5,741
2024	146
2025-2027	-
Total	$10,908

Critical Accounting Policies

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

While the Company’s significant accounting policies are described in more detail in Note 2 to the Company’s consolidated financial statements included elsewhere in the 2021 Annual Report, the Company believes that the following accounting estimates are those that include a higher degree of judgment or complexity and are reasonably likely to have a material impact on our financial condition or results of operations and are therefore considered critical accounting estimates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

We consummated the Merger on March 16, 2021, which has been accounted for as a reverse capitalization for accounting purposes, and, upon consummation of the Merger, we reconstituted our Board of Directors and our senior management team. The Company’s management has been in the process of strengthening the Company’s internal control over financial reporting since the Merger, including during the quarter ended June 30, 2022, including adopting new policies and procedures appropriate to the Company’s current business and management team. The foregoing actions are being taken solely in connection with the changes effected in connection with the Merger and not as the result of any material weakness or deficiency in the Company’s internal control over financial reporting.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following documents are filed as exhibits to this Quarterly Report or incorporated by reference herein.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS*	Inline XBRL Instance Document
101. SCH*	Inline XBRL Taxonomy Extension Schema Document
101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOMAB THERAPEUTICS LTD.

Date: August 12, 2022	By:	/s/ Dale Pfost
	Name:	Dale Pfost
	Title:	Chief Executive Officer

Date: August 12, 2022	By:	/s/ Donald Marvin
	Name:	Donald Marvin
	Title:	Chief Financial Officer