Form 10-Q
period 2022-09-30
Chemomab Therapeutics Ltd.
filed 2022-11-10
CIK 1534248

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Registrant’s telephone number, including area code: + 972-77-331-0156

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing twenty (20) ordinary shares, no par value per share	CMMB	Nasdaq Capital Market
Ordinary shares, no par value per share	n/a	Nasdaq Capital Market*

* Not for trading; only in connection with the registration of American Depository Shares

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

Yes ☐          No ☒

As of November 8, 2022, the registrant had 11,525,605 American Depositary Shares outstanding.

CHEMOMAB THERAPEUTICS LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference, as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), specifically our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise..

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

PART I. – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Chemomab Therapeutics Ltd. and its subsidiaries Condensed Consolidated Interim Financial Statements As of September 30, 2022 (Unaudited)

Chemomab Therapeutics Ltd.
and its subsidiaries

Unaudited Condensed Consolidated Interim Financial Statements as of September 30, 2022

Chemomab Therapeutics Ltd.
and its subsidiaries
Condensed Consolidated Balance Sheets

In USD thousands (except share amounts)

		September 30,	December 31,
	Note	2022	2021
		Unaudited	Audited
Assets

Current assets
Cash and cash equivalents		10,741	15,186
Short term bank deposits		35,725	45,975
Other receivables and prepaid expenses		2,259	1,527

Total current assets		48,725	62,688

Non-current assets
Long term prepaid expenses		776	908
Property and equipment, net		380	357
Restricted cash		77	55
Operating lease right-of-use assets		261	345
Total non-current assets		1,494	1,665

Total assets		50,219	64,353

Current liabilities
Trade payables		1,247	1,336
Accrued expenses		2,577	555
Employee and related expenses		1,527	653
Operating lease liabilities		126	106

Total current liabilities		5,477	2,650

Non-current liabilities
Operating lease liabilities - long term		118	237

Total non-current liabilities		118	237

Commitments and contingent liabilities

Total liabilities		5,595	2,887

Shareholders' equity	1

Ordinary shares no par value - Authorized: 650,000,000 shares as of September 30, 2022 and as of December 31, 2021;		-	-
Issued and outstanding: 229,015,402 ordinary shares as of September 30, 2022 and 228,090,300 as of December 31, 2021		-	-

Additional paid in capital		100,171	97,639
Accumulated deficit		(55,547)	(36,173)

Total shareholders’ equity		44,624	61,466
Total liabilities and shareholders’ equity		50,219	64,353

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Operations (Unaudited)

In USD thousands

		Three months	Three months	Nine months	Nine months
		Ended	Ended	Ended	Ended
		September 30,	September 30,	September 30,	September 30,
	Note	2022	2021	2022	2021
Operating expenses

Research and development		5,423	1,487	11,082	3,951

General and administrative		2,894	1,404	8,809	3,392

Total operating expenses		8,317	2,891	19,891	7,343

Financing expense (income), net		(237)	77	27	99

Loss before taxes		8,080	2,968	19,918	7,442

Taxes on income (benefit)		-	-	(544)	-

Net loss for the period		8,080	2,968	19,374	7,442

Basic and diluted loss per Ordinary Share (*) (**)		0.035	0.013	0.085	0.038

Weighted average number of Ordinary Shares outstanding, basic, and diluted (*) (**)		228,773,418	227,956,060	228,349,115	195,292,384

(*) Number of shares has been retroactively adjusted to reflect the share reverse split effected on March 16, 2021 (refer to Note 1B).
(**) 20 Ordinary Shares are equal to 1 American Depositary Share (ADS).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Equity (Unaudited)

In USD thousands (except share amounts)

	Ordinary Shares		Additional paid in capital	Accumulated Deficit	Total Shareholders’ equity
	Number	USD	USD	USD	USD
For the nine-month period ended on September 30, 2022
Balance as of January 1, 2022	228,090,300	-	97,639	(36,173)	61,466
Share-based compensation	-	-	874	-	874
Net loss for the period	-	-	-	(5,104)	(5,104)
Balance as of March 31, 2022	228,090,300	-	98,513	(41,277)	57,236

Share-based compensation	-	-	761	-	761
Exercise of options	542,820	-	29	-	29
Net loss for the period	-	-	-	(6,190)	(6,190)
Balance as of June 30, 2022	228,633,120	-	99,303	(47,467)	51,836

Share-based compensation	-	-	836	-	836
Exercise of options	382,282	-	32	-	32
Net loss for the period	-	-	-	(8,080)	(8,080)
Balance as of September 30, 2022	229,015,402	-	100,171	(55,547)	44,624

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

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Cash flows (Unaudited)

In USD thousands

	Nine months	Nine months
	ended	Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities
Net loss for the period	(19,374)	(7,442)

Adjustments for operating activities:
Depreciation	44	23
Change in other receivables and prepaid expenses	(600)	(2,145)
Change in operating lease liability	(15)	-
Change in trade payables	(89)	321
Change in accrued expenses	2,022	(1,261)
Change in employees and related expenses	874	13
Share-based compensation	2,471	1,011
	4,707	(2,038)
Net cash used in operating activities	(14,667)	(9,480)

Cash flows from investing activities
Increase in deposits	-	(26,500)
Decrease in deposits	10,250	-
Sale of asset held for sale	-	1,000
Purchase of property and equipment	(67)	(105)
Net cash provided by (used in) investing activities	10,183	(25,605)

Cash flows from financing activities
Cash acquired in reverse recapitalization	-	2,427
Exercise of options	61	-
Issuance of shares, net of issuance costs	-	15,181
Issuance of shares and warrants, net of issuance costs	-	43,547
Net cash provided by financing activities	61	61,155

Change in cash, cash equivalents and restricted cash	(4,423)	26,070

Cash, cash equivalents and restricted cash at beginning of period	15,241	11,727

Cash, cash equivalents and restricted cash at end of period	10,818	37,797

Supplemental disclosure of non-cash investing and financing activities:
Liabilities assumed, net of non-cash assets received in reverse merger	-	49
Accrued share issuance expenses	-	63

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

Immediately after completion of the Merger, on March 16, 2021, the Company had 8,078,727 ADS issued and outstanding (9,003,357 on a fully diluted basis). In addition, immediately after the Merger, Chemomab Ltd. former shareholders owned approximately 90% of the number of issued and outstanding ordinary shares of the Company and the shareholders of the Company immediately prior to the Merger owned approximately 10% of the number of issued and outstanding ordinary shares of the Company (all on a fully diluted basis).1

On March 16, 2021, immediately prior to the effectiveness of the Merger, Anchiano had 65,675,904 ordinary shares outstanding (prior to the effect of the Reverse Split) and a market capitalization of $58.7 million. The estimated fair value of the net assets of Anchiano on March 16, 2021, prior to the Merger, was approximately $2.5 million. The fair value of ordinary shares on the Merger closing date, prior to the Merger, was above the fair value of the Company’s net assets. As the Company’s net assets were predominantly composed of cash offset against current liabilities, the fair value of the Company’s net assets as of March 16, 2021, prior to the Merger, is considered to be the best indicator of the fair value and, therefore, the estimated preliminary purchase consideration.

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

E.
On April 30, 2021, the Company entered into an At the Market Offering Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co., ("Cantor"). According to the ATM Agreement, the Company may offer and sell, from time to time, its ADSs having an aggregate offering price of up to $75.0 million through Cantor pursuant to the ATM Agreement. From April 30, 2021 through September 30, 2022, the Company sold 699,806 ADSs at an average price of $22.75 per ADS under the ATM Agreement, resulting in gross proceeds of approximately $15.9 million. The offer and sale of ADSs under the ATM Agreement has been registered under the Company’s effective registration statement on Form S-3 (File No. 333-255658), together with a prospectus forming a part thereof, filed with the SEC under the Securities Act of 1933, as amended (the “Securities Act”). Sales, if any, of ADS pursuant to the ATM Agreement may be made in any transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. The Company is not obligated to sell any ADSs under the ATM Agreement.

On April 25, 2022, the Company filed with the SEC a prospectus supplement to the above-mentioned registration statement for the issuance and sale of up to $18,125,000 of the Company's ADSs under the ATM Agreement, which is within the $75 million maximum permitted under the ATM Agreement.

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

Chemomab Therapeutics Inc., a wholly owned subsidiary of the Company, filed an application with the US Internal Revenue Service to carryback net operating losses. The Company expects to receive the refund by the end of 2022.

Note 2 - Basis of Presentation and Significant Accounting Policies

A.	Basis of Preparation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of September 30, 2022, and its results of operations for the three and nine months ended September 30, 2022, and 2021, changes in shareholders’ equity for the nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES
(FORMERLY ANCHIANO THERAPEUTICS LTD)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 3 – Contingencies

During 2022, the Israeli tax authority ("ITA”) notified the Company that it had initiated a routine VAT audit to include tax years 2017 through 2020. The ITA raised several claims, mainly in respect with the recoverability of VAT with respect to Merger Agreement related expenses and the classification of the Company as a holding company. On July 2022, the ITA proposed a settlement, which the Company rejected. As a result, the ITA issued an assessment. The Company plans to appeal the ITA’s assessment. The Company has recorded a provision which is inherently subjective due to the inherent uncertainty of these matters and the judicial process. Therefore, the outcome may differ from the estimated liability recorded by the Company during the period.

Note 4 – Transaction with related parties

On September 19, 2022 the Company entered into a share purchase agreement (the “Repurchase Arrangement”) with Chemomab's two Co-Founders (the "Co-Founders") whereby the Company agreed, subject to the requisite court approval required under Section 303(a) of the Israeli Companies Law, 5759-1999 (the “Companies Law”), to repurchase up to an aggregate of $2,500,000 worth of American Depositary Receipts (the “ADSs”) of the Company (each representing twenty (20) ordinary shares, no par value, of the Company) owned by the Co-Founders. These repurchases will be made at market price. As of November 10, 2022, court approval had not yet been obtained.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes for the year ended December 31, 2021, as filed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in Item 1A of our 2021 Annual Report, as may be supplemented by our Quarterly Reports on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

References to “we,” “us,” “our” and “Chemomab” in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below refer to the Company after the Merger, and, with respect to historical periods preceding the Merger, refer to Chemomab Ltd., whose business became the business of the Company upon consummation of the Merger.

Overview

We are a clinical-stage biotechnology company focused on the discovery and development of innovative therapeutics for fibrotic and inflammatory diseases with high unmet needs. Based on the unique and pivotal role of the soluble protein CCL24 in promoting fibrosis and inflammation, we developed CM-101, a monoclonal antibody designed to bind and block CCL24 activity. We believe CM-101 has demonstrated the potential to treat multiple severe and life-threatening fibrotic and inflammatory diseases.

Chemomab has pioneered the therapeutic targeting of CCL24, a chemokine that promotes various types of cellular processes that regulate inflammatory and fibrotic activities through the CCR3 receptor. The chemokine is expressed in various types of cells, including immune cells, endothelial cells and epithelial cells. We have developed a novel CCL24 inhibiting product candidate with dual anti-fibrotic and anti-inflammatory activity that modulates the complex interplay of both of these inflammatory and fibrotic mechanisms that drive abnormal states of fibrosis and clinical fibrotic diseases. This innovative approach is being developed for difficult to treat rare diseases, also known as orphan indications or diseases, such as primary sclerosing cholangitis, or PSC and systemic sclerosis, or SSc, for which patients have no established disease modifying standard of care treatment options.

Fibrosis is the abnormal and excessive accumulation of collagen and extracellular matrix, the non-cellular component in all tissues and organs, which provides structural and biochemical support to surrounding cells. When present in excessive amounts, collagen and extracellular matrix lead to scarring and thickening of connective tissues, affecting tissue properties and potentially leading to organ failure. Excessive fibrosis can occur in many different tissues, including lung, liver, kidney, muscle, skin, and the gastrointestinal tract, resulting in a wide array of progressive fibrotic conditions. Fibrosis and inflammation are intrinsically linked. While a healthy inflammatory response is necessary for efficient tissue repair; after disease or injury, an excessive, uncontrolled inflammatory response can lead to tissue fibrosis that in turn can further stimulate inflammatory processes in a fibro-inflammatory vicious cycle.

CM-101, our lead clinical product candidate, is a first-in-class humanized monoclonal antibody that attenuates the basic function of the soluble chemokine CCL24, also known as eotaxin-2, as a regulator of major inflammatory and fibrotic pathways. We have demonstrated that CM-101 interferes with the underlying biology of inflammation and fibrosis through a novel and differentiated mechanism of action. Based on these findings, we are actively advancing CM-101 in Phase 2 clinical studies directed toward two distinct clinical indications that include patients with liver, skin, and/or lung fibrosis. We are currently conducting a Phase 2 clinical study in primary sclerosing cholangitis, a rare obstructive and cholestatic liver disease. The study is actively recruiting patients in the U.S., Europe and Israel and is being expanded by adding additional dosing arms as well as an open label extension. In addition, we are planning to open a Phase 2 clinical trial in SSc around year-end and begin dosing patients in the first quarter of 2023. The trial in SSc, a rare autoimmune rheumatic disease characterized by fibrosis in the skin and lung and other organs, will focus on establishing biological and clinical proof of concept in this patient population . Although our primary focus is on these two rare indications, an additional Phase 2 clinical study in patients with liver fibrosis due to non-alcoholic steatohepatitis, or NASH has completed the treatment phase This trial will provide safety and pharmacokinetic (PK) data that will be informative in determining whether the company advances the development of its current subcutaneous formulation of CM-101. Additionally, the trial is measuring a number of biomarkers that may be relevant to the potential activity of CM-101 in other fibro-inflammatory conditions. Results of this trial are expected by the end of the year.

Recent Developments

New Executive Appointments

On August 29, 2022, Christina Crater, MD, joined the Company as Vice President of Clinical Development. Dr. Crater has an extensive background in medical affairs and clinical trial design and execution across a broad range of therapeutic indications, Dr. Crater has served as a medical monitor, safety physician, therapeutic expert and study director in all phases of clinical development, Her career spans working in-house at pharmaceutical and biotechnology firms, and at major clinical research organizations (CROs). Previously Dr. Crater was a Senior Clinical Trial Physician at Bristol-Myers Squibb, and she served in senior clinical development roles with PRA Health Sciences and PAREXEL International. Earlier in her career, Dr. Crater worked as an internal medicine physician. She received an MD degree from the University of Tennessee and holds a BS from Rhodes College.

Chemomab’s Clinical Programs

Chemomab’s clinical programs are designed to optimize the clinical development of lead product candidate CM-101 by maximizing the clinical information obtained, generating important data to support future advancement to registration trials, and decreasing the overall risk in the CM-101 clinical development program in the lead indications of PSC and SSc, as well as potentially in additional indications where the scientific rationale is strong. The key top-line key activities that are being conducted in the clinical development programs include the following:

Continue the expansion of the PSC clinical trial through the addition of new clinical sites, the addition of an important dose finding component and an open label extension phase. We are significantly expanding the Phase 2 clinical trial in PSC by implementing a dose finding component to the CM-101 development program. We have increased the size of the study to an expected 93 patients by adding two additional dose cohorts to the current 10 mg/kg cohort; a lower dose cohort to evaluate a 5 mg/kg dose, and a higher dose cohort to evaluate a 20 mg/kg dose. Each cohort will enroll 25 patients with PSC and the placebo cohort will enroll 18 patients. In addition, we are adding an open-label extension to the trial to evaluate the safety, tolerability and durability of effect over a total of 48 weeks of treatment duration. The trial’s primary outcome is an evaluation of CM-101’s safety and tolerability. Secondary endpoint include a wide range of relevant biomarkers. Regulatory submissions to support trial expansion and other relevant changes are underway.

Lastly, we will be performing an interim safety analysis of the currently enrolling dose cohort and expect the analysis to be completed before the end of this year. The primary purpose of this safety analysis is to enable review by the CM-101 Data Monitoring Committee, to support the evaluation of the higher 20mg/kg dose in the CM-101 clinical development program.

Based on our ongoing efforts to expand the number of clinical trial sites and enhance recruitment activities, the current clinical development landscape and the increased size of the study, we anticipate that the top-line data from this Phase 2 trial in PSC will be available in the second half of 2024.

Finalize the design of a Phase 2 trial in systemic sclerosis focusing on establishing biological proof-of-concept in clinically relevant aspects of this complex disease. We are focusing our SSc trial towards establishing biological proof of concept in this patient population. We believe that the design of our planned SSc trial should enable an expedited path to data supporting proof of the relevance of CCL-24 biology, provide further elucidation of the different mechanisms of action of CM-101, and potentially detect a CM-101 clinical efficacy signal for treating the skin, lung and vascular damage seen in SSc patients. We expect to launch the trial around the end of 2022 and begin enrolling patients early in 2023.

Concluding our safety, pharmacokinetic and biomarker liver fibrosis study, yielding a data readout targeted near the end of 2022. We completed the treatment period in our safety, tolerability and biomarker trial that is evaluating our current subcutaneous formulation of CM-101 in NASH patients with liver fibrosis. We believe that the data from this trial could provide useful insights in support of the CM-101 development program, including characterizing the safety and tolerability of CM-101 in patients with serious liver disease, assessing possible early signs of biomarker activity that are relevant for a number of fibro-inflammatory disorders, and providing the tolerability and pharmacokinetic data needed to assess next steps in the development of our current subcutaneous formulation.

Shelf Registration Statement and ATM Offering

On April 30, 2021, we filed a shelf registration statement on Form S-3 with the SEC (File No. 333-255658) for the issuance and sale by us of up to $200,000,000 of our ordinary shares, ADSs, debt securities, warrants and units comprising any combination of the foregoing securities (the “Shelf Registration Statement”). On the same date, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald, pursuant to which we may offer and sell, from time to time, at our option, through or to Cantor Fitzgerald, up to an aggregate of $75,000,000 of our ADSs (the “ATM Facility”). During the period from April 30, 2021 through June 30, 2021, we had sold an aggregate of 699,806 ADSs pursuant to the Sales Agreement for a total gross consideration of approximately $15.9 million.

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

During the period from July 1, 2021 through September 30, 2022, we did not sell ADSs pursuant to the Sales Agreement.

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

Revenue

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

Results of Operations

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

Below is a summary of our results of operations for the periods indicated:

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three months ended
	September 30,		Increase/(decrease)
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$5,423	$1,487	$3,936	265%
General and administrative	2,894	1,404	1,490	106%
Operating loss	8,317	2,891	5,426	188%
Financing expense (income), net	(237)	77	(314)	(408)%
Net loss	$8,080	$2,968	$5,112	172%

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine months ended
	September 30,		Increase/(decrease)
	2022	2021	$	%
	(in thousands)
Operating expenses:
Research and development	$11,082	$3,951	$7,131	180
General and administrative	8,809	3,392	5,417	160
Operating loss	19,891	7,343	12,548	171
Financing expense, net	27	99	(72)	(73)
Income Tax (benefit)	(544)	-	(544)	(100)
Net loss	$19,374	$7,442	$11,932	160

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Research and development expenses

Research and development expenses increased by approximately $3.9 million, or 265%, for the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to increased clinical and preclinical activities.

Research and development expenses increased by approximately $7.1 million, or 180%, for the nine months ended September 30, 2022, as compared to the same period in 2021 also due primarily to increased clinical and preclinical activities.

 General and administrative expenses

General and administrative expenses increased by approximately $1.5 million, or 106%, for the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to increase in salaries and related benefits expenses of $1.0 million mainly related to key additions to the senior management team, as well as increase in non-cash share-based expenses in the amount of $0.3 million.

General and administrative expenses increased by approximately $5.4 million, or 160%, for the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to the increase in non-cash share-based expenses in the amount of $1.3 million as well as increase in salaries and related benefits expenses of $2.3 million mainly related to key additions to the senior management team, and a provision of $0.6 million for expenses recorded in relation to an audit by the Israeli Tax Authority.

Financing income (expense), net

Financing income, net was $237 thousand for the three months ended September 30, 2022 as compared to an expense of $77 thousand during the same period in 2021. The increase in financing income was primarily due to interest income from bank deposits, partially offset by foreign currency exchange rate loss.

Financing expense, net decreased by approximately $72 thousand for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to foreign currency exchange rate loss partially offset by interest income from bank deposits,

Liquidity and Capital Resources

Since inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations, resulting in an accumulated deficit at September 30, 2022 of $55.5 million. We have funded our operations to date primarily with proceeds from the sale of our ADSs, and, prior to the Merger, other equity securities. As of September 30, 2022, we had an aggregate of approximately $46.5 million of cash, cash equivalents and short-term deposits. Cash in excess of immediate requirements is invested primarily with a view to liquidity and capital preservation. June 30, 2021

Developing product candidates, conducting clinical trials and commercializing products are expensive, and we will need to raise substantial additional funds to achieve our strategic objectives. We believe that our existing cash resources, including from the ADSs sold pursuant to the Sales Agreement, will be sufficient to fund our projected cash requirements through the end of 2023. Nevertheless, we will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials, obtain regulatory approval for any of our product candidates and commercialize the same. We believe that we will need to raise significant additional funds before we have any cash flow from operations, if at all. Our future capital requirements will depend on many factors, including:

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

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Nine months ended
	September 30,		Increase/(decrease)
	2022	2021	$	%
	(in thousands)
Net cash used in operating activities	$(14,667)	$(9,480)	$(5,187)	55%
Net cash provided by (used in) investing activities	10,183	(25,605)	35,788	(140)%
Net cash provided by financing activities	61	61,155	(61,094)	(99)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,423)	$26,070	$(30,493)	(117)%

Operating activities

Net cash used in operating activities increased by $5.2 million, or 55%, for the nine months ended September 30 2022, as compared to the same period in 2021. The increase was primarily related to the increase in net loss of $11.9 million, offset by an increase in accrued expenses of $3.3 million, decrease in other receivables of $1.5 million and changes in non-cash activities adjustment of $1.5 million

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was approximately $10.2 million compared to net cash used by investing activities of $25.6 million for same period in 2021. Net cash provided by investing activities for the nine months ended September 30, 2022 is primarily related to an increase in short term bank deposits. Net cash used in investing activities for the nine months ended September 30, 2021 was primarily related to the deposit of proceeds received from a private placement in bank deposits.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2022 decreased by approximately $61.1 million, as compared to the same period in 2021. The decrease is primarily related to proceeds from the issuance of ADSs of approximately $58.7 million (net of expenses) recorded during the nine months ended on September 30, 2021.

Financing activities for the nine months ended September 30, 2021 reflect proceeds received from a private placement transaction that closed on March 22, 2021, pursuant to which the Company sold ADSs in an amount equal to $45.5 million, as well as sales of the Company's ADSs sold under the Sales Agreement.

Contractual Commitments

The Company’s contractual commitments at September 30, 2022 were as follows (in thousands):

Remainder of 2022	$1,860
2023	6,878
2024	634
2025-2027	159
Total	$9,531

Critical Accounting Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of our financial statements and related disclosures in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to in consolidated financial statements included the 2021 Annual Report, we believe that the following accounting estimates are those that include a higher degree of judgment or complexity and are reasonably likely to have a material impact on our financial condition or results of operations and are therefore considered critical accounting policies.

Share-Based Compensation

We apply Accounting Standard Codification (ASC) 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors, including employee options under our option plans based on estimated fair values.

ASC 718-10 requires that we estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The fair value of the award is recognized as an expense over the requisite service periods in our statements of comprehensive loss. We recognize share-based award forfeitures as they occur, rather than estimate by applying a forfeiture rate.

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

We estimate the fair value of options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). We determine the fair value per share of the underlying stock by taking into consideration its most recent sales of stock, as well as additional factors that we deem relevant. Our Board of Directors determined the fair value of ordinary shares based on valuations performed using the Option Pricing Method subject to relevant facts and circumstances. We have historically been a private company and lack company-specific historical and implied volatility information of its stock. Expected volatility is estimated based on volatility of similar companies in the biotechnology sector. We have historically not paid dividends and have no plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

We consummated the Merger on March 16, 2021, which has been accounted for as a reverse capitalization for accounting purposes, and, upon consummation of the Merger, we reconstituted our Board of Directors and our senior management team. The Company’s management has been in the process of strengthening the Company’s internal control over financial reporting since the Merger, including during the quarter ended September 30, 2022, including adopting new policies and procedures appropriate to the Company’s current business and management team. The foregoing actions are being taken solely in connection with the changes effected in connection with the Merger and not as the result of any material weakness or deficiency in the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Buyback Arrangement

In connection with the Merger, certain shareholders of Chemomab Ltd. were entitled to defer an immediate Israeli tax liability resulting from the exchange of shares that otherwise would have been deemed a sale. The deferral is set to lapse on March 16, 2023. Dr. Adi Mor, co-founder of Chemomab Ltd. and both our Chief Scientific Officer and a Class III director, and Prof. Kobi George, co-founder of Chemomab Ltd. (together with Dr. Adi Mor, the “Co-Founders”), will be required to pay a substantial tax liability to the Israeli Tax Authority upon the expiration date of the deferral period. In order to cover this tax liability, the Co-Founders will be required to sell part of their holdings in the Company.

In light of the foregoing, we elected to enter into a share purchase agreement (the “Repurchase Arrangement”) with the Co-Founders whereby we agreed, subject to the requisite court approval required under Section 303(a) of the Israeli Companies Law, 5759-1999 (the “Companies Law”), to repurchase up to an aggregate of $2,500,000 worth of American Depositary Receipts (the “ADSs”) of the Company (each representing twenty (20) ordinary shares, no par value, of the Company) owned by the Co-Founders, in order to avoid a situation in which the Co-Founders would have to execute bulk sales of their ADSs on the open market in order to be able to pay the outstanding tax liability. These repurchases will be made at market price. We believe that the Repurchase Arrangement protects the best interests of our shareholders by mitigating volatility of the market for the Company’s ADSs.

We do not expect any change in our cash runway as a result of this Repurchase Arrangement. The cash runway is expected to last through the end of 2023, consistent with the disclosure under “Liquidity and Capital Resources” in this Quarterly Report on Form 10-Q. As of the date of this Quarterly Report on Form 10-Q, we have not yet obtained court approval.

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
**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHEMOMAB THERAPEUTICS LTD.

Date: November 10, 2022	By:	/s/ Dale Pfost
	Name:	Dale Pfost
	Title:	Chief Executive Officer

Date: November 10, 2022	By:	/s/ Donald Marvin
	Name:	Donald Marvin
	Title:	Chief Financial Officer