Form 10-K
period 2022-12-31
Chemomab Therapeutics Ltd.
filed 2023-03-20
CIK 1534248

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

001-38807
(Commission file number)

CHEMOMAB THERAPEUTICS LTD.
(Exact name of registrant as specified in its charter)

Israel	81-3676773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Kiryat Atidim, Building 7
Tel Aviv, Israel	6158002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972-77-331-0156

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares, each representing twenty (20) ordinary shares, no par value per share	CMMB	Nasdaq Capital Market

Ordinary shares, no par value per share	n/a	Nasdaq Capital Market*

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

Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of ordinary shares held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was $37.9 million, based on the closing sale price of the registrant’s American Depositary Shares as reported on the Nasdaq Capital Market on June 30, 2022. For purposes of determining this number, all executive officers and directors of the registrant as of June 30, 2022 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of March 16, 2023, the registrant had 220,996,240 ordinary shares outstanding (which is equivalent to 11,049,812 American Depositary Shares, each representing twenty ordinary shares, outstanding).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K

PART I

In this Annual Report on Form 10-K, unless the context otherwise requires:

•
references to “Chemomab Therapeutics Ltd.”, “Chemomab,” the “Company,” “us,” “we” and “our” refer to Chemomab Therapeutics Ltd., an Israeli company and its consolidated subsidiaries; however, with respect to the presentation of financial results for historical periods that preceded the Merger (as defined below), these terms refer to the financial results of the Company’s wholly owned subsidiary, Chemomab Ltd., which was the accounting acquirer in the Merger;

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements set forth under the captions “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” and other statements included elsewhere in this Annual Report on Form 10-K, which are not historical, constitute “forward-looking statements” within the meanings of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, but these are not the only ways these statements are identified. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such forward-looking statements include, but are not limited to: the initiation, timing, progress and results of our preclinical studies and other therapeutic candidate development efforts; our ability to develop and advance a future therapeutic candidate into clinical trial or to successfully complete our preclinical studies; our receipt of regulatory approvals for a future therapeutic candidate, and the timing of other regulatory filings and approvals; the clinical development, commercialization and market acceptance of a future therapeutic candidate; our ability to establish and maintain corporate collaborations and integrate new therapeutic candidates and new personnel; the interpretation of the properties and characteristics of a future therapeutic candidate; the implementation of our business model and strategic plans for our business and future therapeutic candidates; the scope of protection we are able to establish and maintain for intellectual property rights covering future therapeutic candidates and our ability to operate our business without infringing the intellectual property rights of others; estimates of our expenses, future revenues, capital requirements and our needs for additional financing; risks relating to our ability to finance our activities and research programs; our dependence on performance by third-party providers of services and supplies, including without limitation, clinical research organizations; the inherent risks and uncertainties in developing the types of preclinical products we are attempting to develop; competitive companies, technologies and our industry; risks related to our ability to maintain compliance with the continued listing standards of Nasdaq; our future revenue, expenses, inflationary pressures, capital requirements and our needs for additional financing, including our ability to continue as a going concern; our ability to obtain additional financing in future offerings; the volatility of the trading price of the ADSs; and other risks and uncertainties, including those listed in the section titled “Risk Factors.”

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

Chemomab has pioneered the therapeutic targeting of CCL24, a chemokine that promotes various types of cellular processes that regulate inflammatory and fibrotic activities through the CCR3 receptor. The chemokine is expressed in various types of cells, including immune cells, endothelial cells and epithelial cells. We have developed a novel CCL24 inhibiting product candidate with dual anti-fibrotic and anti-inflammatory activity that modulates the complex interplay of both of these inflammatory and fibrotic mechanisms, which drive abnormal states of fibrosis and clinical fibrotic diseases. This innovative approach is being developed for difficult to treat rare diseases, also known as orphan indications or diseases, such as primary sclerosing cholangitis, or PSC, and systemic sclerosis, or SSc, for which patients have no established disease modifying standard of care treatment options. We estimate that there are approximately 77 thousand patients suffering from PSC in the U.S., EU and Japan, representing over a $1 billion market opportunity, and approximately 170 thousand patients suffering from SSc in those same markets, representing over a $1.5 billion market opportunity.

CM-101, our lead clinical product candidate, is a first-in-class humanized monoclonal antibody that attenuates the basic function of the soluble chemokine CCL24, also known as eotaxin-2, as a regulator of major inflammatory and fibrotic pathways. We have demonstrated that CM-101 interferes with the underlying biology of inflammation and fibrosis through a novel and differentiated mechanism of action. Based on these findings, we are actively advancing CM-101 in Phase 2 clinical studies directed toward two distinct clinical indications that include patients with liver or skin, and/or lung fibrosis. We are currently conducting a Phase 2 clinical study in PSC, a rare obstructive and cholestatic liver disease. The study is actively recruiting patients in the U.S., Europe and Israel and is being expanded by adding clinical sites, an additional high dose arm (20mg/kg) as well as an open label extension. We had earlier proposed to add both low and high dose arms to the study but the recent encouraging results reported from our Phase 2 liver fibrosis trial in NASH patients, dosed at 5mg/kg, along the positive Phase 1b data we previously reported in non-alcoholic fibrotic liver disease (NAFLD) patients dosed at 5mg/kg and 2,5mg/kg, are seen as providing us sufficient data on the performance of the lower dose to drop it from the current trial, which is focusing on the 10mg/kg and 20g/kg doses. We believe this change will facilitate timely conduct and completion of the trial. If regulators in the future do not agree that the existing low dose data are sufficient, we always have the option to add a lower dose group as part of the Phase 3 clinical program.

We are also planning to open a Phase 2 clinical trial in SSc about midyear 2023. The trial in SSc, a rare autoimmune rheumatic disease characterized by fibrosis in the skin and lung and other organs, will focus on establishing biological and clinical proof of concept in this patient population. Although our primary focus is on these two rare indications, as we noted, an additional Phase 2 clinical study in patients with liver fibrosis due to non-alcoholic steatohepatitis, or NASH has recently been completed.  This trial provided safety and pharmacokinetic (PK) data and is informative in determining whether the company advances the development of its current subcutaneous formulation of CM-101. Additionally, the trial measured a number of biomarkers that may be relevant to the potential activity of CM-101 in other fibro-inflammatory conditions. We recently reported results from this trial, which showed that the trial met its primary endpoint of safety and tolerability, and that CM-101 demonstrated encouraging activity in secondary endpoints that include a range of liver fibrosis biomarkers and physiologic assessments.

Fibrosis is the abnormal and excessive accumulation of collagen and extracellular matrix, the non-cellular component in all tissues and organs, which provides structural and biochemical support to surrounding cells. When present in excessive amounts, collagen and extracellular matrix lead to scarring and thickening of connective tissues, affecting tissue properties and potentially leading to organ dysfunction and failure. Fibrosis can occur in many different tissues, including lung, liver, kidney, muscle, skin, and the gastrointestinal tract, resulting in a wide array of progressive fibrotic conditions. Fibrosis and inflammation are intrinsically linked. While a healthy inflammatory response is necessary for efficient tissue repair; after disease or injury, an excessive, uncontrolled inflammatory response can lead to tissue fibrosis that in turn can further stimulate inflammatory processes in a fibro-inflammatory vicious cycle.

Recent Developments

FDA Clearance of our IND Application for CM-101 in Phase 2 Trial in SSc Patients

On February 21, 2023, we reported U.S. Food and Drug Administration (FDA) clearance of our Investigational New Drug (IND) Application to evaluate CM-101 in a Phase 2 trial in adults with systemic sclerosis (SSc). The Phase 2 ABATE trial is a multicenter, randomized, double-blind, proof-of-biology study to evaluate the sAfety, toleraBility, and Activity of CM-101 in patients with sysTEmic sclerosis. It expects to enroll 45 patients with clinically active dermatologic, vascular or pulmonary SSc. The study population is expected to be roughly split between patients with diffuse SSc and patients with limited SSc. The primary outcome measure is safety. Secondary endpoints include multiple serum-based biological markers and a variety of exploratory biological and clinical outcomes, including the American College of Rheumatology Composite Response Index in Systemic Sclerosis (ACR-CRISS) score and its revisions (rCRISS). The trial includes a 24-week double blind period during which active treatment patients will receive 10 mg/kg of CM-101 by intravenous infusion every three weeks, followed by a 24-week open label extension, where all patients will receive a 10 mg/kg dose. The trial includes multiple clinical assessments of the skin, vasculature and pulmonary function. It is expected to generate additional information about disease mechanisms, provide data relevant to future patient stratification strategies and inform the selection of appropriate endpoints for future studies. The trial is expected  to begin enrolling patients midyear of 2023.A topline data read-out is targeted for the second half of 2024.

Report Topline Results from CM-101 Phase 2a Liver Fibrosis Biomarker Trial in NASH Patients

On January 3, 2023, we reported positive topline results from our Phase 2a liver fibrosis biomarker trial of CM-101 in NASH patients. This trial was primarily designed to assess a subcutaneous formulation of CM-101 and to evaluate the drug’s impact on liver fibrosis biomarkers relevant to both NASH and the fibro-inflammatory conditions that represent the focus for the company, such as PSC and SSc. The trial met its primary endpoint of safety and tolerability, and CM-101 demonstrated encouraging activity in secondary endpoints that include a range of liver fibrosis biomarkers and physiologic assessments measured at baseline and at week 20.

The randomized, placebo-controlled trial enrolled 23 NASH patients with stage F1c, F2 and F3 disease who were randomized to receive either CM-101 or placebo. Patients received a dose of 5 mg/kg of study drug administered by subcutaneous (SC) injection once every two weeks, for a treatment period of 16 weeks. Key findings of the CM-101 Phase 2a trial included the following.

•
CM-101 appeared to be safe and well tolerated when administered subcutaneously. Most reported adverse events observed were mild, with one unrelated serious adverse event reported. No significant injection site reactions were reported and no anti-drug antibodies were detected.

•	CM-101 administered subcutaneously demonstrated favorable pharmacokinetics and target engagement profiles as expected, and were similar to what the company has previously reported.

•	CM-101-treated patients showed greater improvements than the placebo group in a number of liver fibrosis-related biomarkers, including ProC-3, ProC-4, ProC-18, TIMP-1 and ELF.

•
A majority of CM-101-treated patients showed improvements in multiple liver fibrosis-related biomarkers—almost 60% of CM-101 patients were “multiple responders”, responding in at least three biomarkers at week 20, compared to no patients in the placebo group.

•
CM-101-treated patients with higher CCL24 levels at baseline showed greater reductions in fibrosis-related biomarkers than patients with lower levels of CCL24 at baseline. More CM-101-treated patients with higher CCL24 levels also were “multiple responders”, responding in three or more of the fibrosis-related biomarkers, compared to patients with lower CCL24 levels at baseline.  These findings further add to the growing body of evidence validating the role of CCL24 in the pathophysiology of fibrotic liver disease.

•
A higher proportion of patients in the CM-101-treated group showed improvement in a physiologic measure of liver stiffness as compared to placebo (reduction of at least one grade of fibrosis score as assessed by the non-invasive elastography method known as FibroScan®).

•
After completion of the study, the unblinded data showed that patients in the CM-101-treated group had higher baseline levels of fibrosis compared to placebo patients. The impact of this difference on the results, if any, is unknown.

We believe that the data from this trial provide important insights in support of the CM-101 development program, including the favorable safety and tolerability of CM-101 in patients with serious liver disease, confirmation of early signs of biomarker activity that are relevant for a number of fibro-inflammatory disorders, and support for the tolerability and pharmacokinetic data needed to assess next steps in the development of our SC formulation.

Results Reported for Clinical Study of CM-101 in Patients with COVID-19-Derived Lung Damage

On November 9, 2022, positive clinical data from an investigator-initiated clinical study assessing CM-101 activity and safety in hospitalized patients with severe lung injury derived from COVID-19 was presented at the 2022 Union Conference, an international conference on lung health. Some of the mechanisms underlying lung inflammation resulting from COVID-19 infection are similar to those seen in systemic sclerosis and other chronic diseases involving lung inflammation and fibrosis. The objective of the study was to evaluate the drug’s safety and activity in hospitalized COVID-19 patients with severe pneumonia, including its impact on biomarkers related to lung inflammation that are also relevant in SSc. The open label, single arm trial enrolled 16 hospitalized adult COVID-19 patients with severe respiratory involvement. All patients were receiving standard of care therapy. All were treated with a single 10mg/kg intravenous dose of CM-101 on the first day of the study and followed for 30 days.

Administration of CM-101 to this acutely ill patient population appeared safe and was well tolerated. CM-101 exposures and target engagement profiles were similar to what our researchers have seen in previous clinical studies of CM-101. Importantly, rapid reductions in serum biomarkers of lung inflammation, fibrogenesis and neutrophil activity were observed post-treatment with CM-101. Overall, this study confirmed and extended the safety and tolerability profile of CM-101 and demonstrated clinically relevant changes in biomarkers associated with lung inflammation and fibrogenesis, further supporting CM-101’s anti-inflammatory and anti-fibrotic effects. Moreover, we believe that these results add to the data suggesting that CM-101 has the potential to attenuate lung inflammation and fibrosis, further strengthening the rationale for treating SSc patients with this drug. These new clinical data also contribute to a growing body of evidence demonstrating CM-101’s anti-fibrotic and anti-inflammatory effects in varied organs including the lung, liver and skin.

Pipeline
Chemomab’s lead product candidate, CM-101, is a first-in-class humanized monoclonal antibody targeting CCL24 that is being advanced in two orphan indications: PSC and SSc. CCL24 has been extensively studied in airway inflammation and, more recently, Chemomab has demonstrated in preclinical studies and early clinical studies that it plays an important role in additional indication areas, including inflammation and fibrosis of the liver, skin and lung. Although found in low levels in blood or tissue samples taken from healthy volunteers, elevated levels of both CCL24 and its receptor CCR3, have been found in patients with PSC, SSc and NASH. CCL24 levels have even been correlated to different phases of disease. Chemomab expects that neutralizing CCL24 with an antibody will exert anti-fibrotic and anti-inflammatory effects in patients. CM-101 has been granted orphan drug designation by both the FDA and the EMA in its primary indications of PSC and SSc based on extensive preclinical and non-clinical data. This designation provides multiple benefits, including the potential for exclusive marketing and development rights for a period of time for these indications.

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

Fibrosis and inflammatory responses induce a progressive spread of the fibrotic condition. No treatment aside from a liver transplant has been associated with change of the disease course or significant long-term improvement in the clinical outcome. PSC is a clear serious unmet medical need with no FDA approved therapeutics for which the current standard of care is inadequate.

SSc is a rare connective tissue disease characterized by excessive fibrosis and extracellular matrix accumulation in the skin, lung, and other visceral organs. The disease initiates with an early inflammatory phase involving the immune cell network, as well as endothelial cells. As the disease progresses, the inflammation increases and fibroblasts and myofibroblasts generate tissue fibrosis, while endothelial cells promote vascular injury, which can lead to skin fibrosis, interstitial lung disease, myocardial insufficiency, vascular obliteration, distal ulcerations, and gangrene. SSC affects approximately 75,000-100,000 patients in the United States. SSc has the highest mortality rate among the systemic rheumatic diseases and has high unmet need, as current treatments manage only disease manifestations and there is no disease modifying drug available.

Chemomab is primarily focused on the orphan indications PSC and SSc, but believes that it may have additional opportunities in other fibrotic-inflammatory disease areas such as idiopathic pulmonary fibrosis, or IPF and nonalcoholic steatohepatitis, or NASH. CM-101 has shown promising anti-fibrotic and anti-inflammatory effects in preclinical studies of liver fibrosis and PSC, with significant reductions in fibrotic genes, liver enzymes, bile acid and cholangiocyte proliferation, all reflecting a potential  improvement in disease status. In preclinical studies of SSc, CM-101 reduced inflammatory and fibrotic injury resulting in reductions in dermal thickness, collagen concentration in the skin and the lung, and immune cell infiltration in the lung.

Chemomab has completed two Phase 1a single ascending dose studies with intravenous, or IV, and subcutaneous, or SC, administrations of CM-101 in 40 healthy volunteers. The drug was shown to be safe and well-tolerated, with a PK profile supporting dosing once every 2-4 weeks. The Company also completed a Phase 1b multiple administration ascending dose study in 16 non-alcoholic fatty liver disease (NAFLD) patients, expanding its safety, tolerability, and pharmacodynamics database with patients with early liver disease. Early evidence of an anti-fibrotic effect was also seen in this study.

Chemomab recently reported topline results from its Phase 2a randomized, double-blind, placebo-controlled study in patients with liver fibrosis derived due to NASH. The trial met its primary endpoint of safety and tolerability, and CM-101 demonstrated promising activity in secondary endpoints that included pharmacokinetic and target engagement profiles of the SC formulation as well as a range of liver fibrosis biomarkers and physiologic assessments measured at baseline and at week 20.

The randomized, placebo-controlled trial enrolled 23 NASH patients with stage F1c, F2 and F3 disease who were randomized to receive either CM-101 or placebo. Patients received eight doses of 5 mg/kg of study drug administered by SC injection once every two weeks, for a treatment period of 16 weeks. Key findings of the CM-101 Phase 2a trial included the following.

•
CM-101 appeared to be safe and was well tolerated when administered subcutaneously. Most reported adverse events observed were mild, with one unrelated serious adverse event reported. No significant injection site reactions were reported and no anti-drug antibodies, or ADAs, were detected.

•	CM-101 administered subcutaneously demonstrated favorable pharmacokinetics and target engagement profiles as expected, which were similar to what the company has previously reported.

•	CM-101-treated patients showed greater improvements than the placebo group in a number of liver fibrosis-related biomarkers, including ProC-3, ProC-4, ProC-18, TIMP-1 and ELF.

•
A majority of CM-101-treated patients showed improvements in more than one liver fibrosis-related biomarker—almost 60% of CM-101 patients responded in at least three biomarkers at week 20, compared to no patients in the placebo group.

•
A higher proportion of patients in the CM-101-treated group showed improvement in a physiologic measure of liver stiffness as compared to placebo (reduction of at least one grade of fibrosis score as assessed by the non-invasive elastography method known as FibroScan®).

•
CM-101-treated patients with higher CCL24 levels at baseline showed greater reductions in fibrosis-related biomarkers than patients with lower levels. Multiple fibrosis-related biomarkers showed more pronounced reductions in CM-101-treated patients who had higher CCL24 levels at baseline than in patients with lower CCL24 baseline levels, adding to the growing body of evidence validating the role of CCL24 in the pathophysiology of fibrotic liver disease.

•
After completion of the study, the unblinded data showed that patients in the CM-101-treated group had higher baseline levels of fibrosis compared to placebo patients. The impact of this difference on the results, if any, is unknown.

Data from this trial provide important insights in support of the CM-101 development program, including the favorable safety and tolerability of CM-101 in patients with serious liver disease, confirmation of early signs of biomarker activity that are relevant for a number of fibro-inflammatory disorders, and additional tolerability and pharmacokinetic data needed to assess next steps in the development of our current subcutaneous formulation.

Recently, Chemomab also reported positive clinical data from an investigator-initiated clinical study assessing CM-101 activity and safety in hospitalized patients with severe lung injury derived from COVID-19. The objective of the study was to evaluate the drug’s safety and activity in hospitalized COVID-19 patients with severe pneumonia, including its impact on biomarkers related to lung inflammation that are also relevant in systemic sclerosis. The open label, single arm trial enrolled 16 hospitalized adult COVID-19 patients with severe respiratory involvement. All patients were receiving standard of care therapy. All were treated with a single 10mg/kg intravenous dose of CM-101 on the first day of the study and followed for 30 days. Administration of CM-101 to this acutely ill patient population appeared to be safe and was well tolerated. CM-101 exposures and target engagement profiles were similar to what our researchers have seen in previous clinical studies of CM-101. Importantly, rapid reductions in serum biomarkers of lung inflammation, fibrogenesis and neutrophil activity were observed post-treatment with CM-101. Overall, this study confirmed and extended the safety and tolerability profile of CM-101 and demonstrated clinically relevant changes in biomarkers associated with lung inflammation and fibrogenesis, further supporting CM-101’s anti-inflammatory and anti-fibrotic effects.

Chemomab is currently conducting a randomized, double-blind, placebo-controlled study of CM-101 in PSC patients, and is planning to initiate a new study in SSc patients around midyear  of 2023.

The Phase 2 randomized, double-blind, placebo-controlled SPRING study is currently enrolling patients with PSC who are treated with CM-101 or placebo for 15 weeks. The company has expanded the trial by  implementing a dose finding component to the CM-101 development program and evaluating  a higher dose level of CM-101 (20mg/kg) to support future potential registrational trials. In addition, the company is adding an open-label extension to the trial to evaluate the safety, tolerability and durability of effect over longer treatment durations.

Chemomab is currently conducting a randomized, double-blind, placebo-controlled study of CM-101 in PSC patients, and is planning to initiate a new study in SSc patients around midyear of 2023.

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

Chemomab has assembled an executive team with highly relevant experience in inflammation and fibrosis, and biologics drug discovery and clinical development. Adi Mor, Ph.D., Chemomab’s Chief Scientific Officer and Co-founder, has 15 years of experience in Immunology and has led the CM-101 program from discovery stage into Phase 2 clinical studies. Matthew Frankel, M.D., Chemomab’s Chief Medical Officer, brings deep experience in clinical development. Dr. Frankel, who is based in the U.S., has more than 25 years of experience in the discovery and clinical development of novel therapeutics and has held senior executive roles at both global pharmaceutical and biotechnology companies. Jack Lawler, Chemomab’s Vice President of Global Development Operations, is highly experienced in managing clinical trials across a wide range of indications and geographies.

Company strategy

Chemomab aims to become a world-leading company for the treatment of diseases involving inflammation and fibrosis, developing novel therapies across a wide range of indications. To achieve this, the company is focused on the following key strategies:

•	Advance Chemomab’s lead product, CM-101, for the treatment of PSC and SSc, through clinical development to approval

The clinical development plan of lead product candidate CM-101 was optimized to maximize the clinical information obtained, generating additional important data to support future advancement to registration trials, and decreasing the overall risk in the CM-101 clinical development program in the lead indications of PSC and SSc, as well as potentially in additional indications where the scientific rationale is strong.

The Company expects that the current trial designs will provide important data on the clinical dose response relationship to inform the broader development program and to identify the optimal dose to advance in later PSC and SSc trials. The study design is also expected to generate proof of concept data on clinically relevant aspects of SSc, a complex rheumatological disorder, to best inform the development path for a novel, first-in-class therapeutic like CM-101, along with relevant safety and tolerability data to support the evaluation of higher doses and inform decisions on next steps in the development of the subcutaneous formulation.

•	Expand Chemomab’s next generation pipeline

Based on the know-how, knowledge and experience it has gathered in diseases involving both inflammation and fibrosis, Chemomab is assessing opportunities to expand its pipeline with novel products developed against new targets. Chemomab may also explore targeting CCL24 with additional, complementary fibrotic and/or inflammatory mechanisms, including acquiring or in-licensing innovative product candidates.

•	Selectively evaluate partnership opportunities

Chemomab continuously explores partnership opportunities to advance CM-101 development in PSC and SSc, identifying companies with drugs (either approved or in development) that could possibly be combined with CM-101, extending the development of CM-101 to new indications beyond PSC and SSc, and seeking additional significant commercial or drug development capabilities that may accelerate CM-101’s time to market. The Company also continues to evaluate opportunities to in-license or acquire other novel investigational therapeutics addressing relevant fibro-inflammatory disorders.

•	Explore opportunities for CM-101 in additional inflammatory/fibrotic indications

Chemomab continuously evaluates the potential benefit of CM-101 outside of its two lead indications, PSC and SSc, in order to maximize the product’s potential. CM-101 has shown anti-fibrotic activity in animal models and human tissue studies of IPF and NASH. Chemomab will continue to assess ways to leverage the dual anti-inflammatory an anti-fibrotic activity of CM-101 into new disease areas and to form additional collaborations with global medical researchers and drug developers.

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

Fibrosis and inflammation

Tissue damage activates a repair process that includes acute inflammation followed by either successful complete repair or tissue replacement by fibrosis. However, persistent and repeated damage can result in continuous activation of the repair process leading to chronic inflammation, progressive tissue fibrosis and sclerosis.

Fibrosis is an accumulation of non-functional tissue and can occur in many different tissues, including lung, liver, kidney, muscle, skin and the gastrointestinal tract, resulting in a number of chronic fibrotic conditions. Liver fibrosis is the process of excessive accumulation of extracellular matrix proteins, predominantly collagen, which occurs as the result of liver injury. In cases of acute temporary damage, these changes are transient and liver fibrosis may resolve. In chronic cases, however, the liver damage persists and chronic inflammation and accumulation of the extracellular matrix eventually lead to cirrhosis. The various fibrotic manifestations in conditions like SSc are still not well understood. Disease progression is characterized by an early inflammatory onset followed by tissue fibrosis, vascular injury and organ damage. Fibrosis, and specifically lung fibrosis, is the main cause of disease progression and mortality in SSc, although manifestation of the disease in other organs can cause patients considerable distress and adversely impact their health and their quality of life.

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

Chemokine involvement in inflammation and fibrosis

Chemokines are a group of small signaling proteins thought to be involved in the etiology, or causation, of multiple inflammatory diseases. They are not only implicated in immune cell recruitment during inflammation, but also contribute to immune surveillance, direct cells to target organs in homeostasis, and exert pleiotropic, or diverse, effects on non-immune cells, for instance, directly influencing the functionality of fibrogenic cells. Chemokines and their corresponding chemokine receptors are key players in orchestrating the sequential influx of immune cells into damaged or diseased organs, driving inflammatory responses to specific triggers.

In the liver, chemokines have a key role in the development of inflammation and wound healing responses, which can lead to either resolution of liver injury or promote, if ongoing, maladaptive responses with chronic inflammation, fibrosis, and development of clinically manifest liver disease. Although the pathophysiology underlying PSC has not yet been fully clarified, animal models of PSC have contributed to dissecting the molecular basis of this disease and highlighting the role of cytokines and chemokines as important pathogenetic mediators of liver inflammation and fibrosis. Recently published studies demonstrated that in most of the processes suggested for the onset and development of PSC, chemokines and chemokine receptors play a key role. HSCs may be the main producers of cytokines and play an initial role in the progression of liver fibrosis by attracting different types of immune cells, resulting in further production of cytokines and liver injury in a vicious disease cycle. Extensive proliferation, trans-differentiation and activation of HSCs result in ongoing chronic tissue remodeling and severe fibrosis. In addition, chemokines are also involved in promoting polarization of the recruited immune cells. Therefore, chemokines may participate in PSC by promoting migration of inflammatory and fibrotic cells, by activating inflammatory and fibrotic cells locally, or by inducing cytokines that promote collagen and matrix deposition.

Likewise, in SSc pathogenesis, chemokines foster migration and activation of inflammatory and fibrotic cells, inducing the secretion of cytokines that promote collagen and matrix deposition in affected organs. Indeed, patients with SSc exhibit increased systemic levels of proinflammatory chemokines and some of these have also been shown to correlate with limited or diffuse cutaneous disease phenotype and/or to organ-specific pathology such as lung disease or skin vascular inflammation.

The role of CCL24

CCL24 is a chemokine that promotes various types of cellular processes that regulate inflammatory and fibrotic activities through the CCR3 receptor. This chemokine is known to be expressed by activated T-cells, monocytes, epithelial cells and endothelial cells, as well as by activated fibroblasts. CCL24 induces chemotaxis and activation of CCR3-expressing cells, including immune cells and fibroblasts.

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

Notably, CCR3 was shown to be expressed on oral and dermal fibroblasts where it modulates wound healing and tissue remodeling processes. A recent academic study also demonstrated overexpression of CCR3 on monocyte populations isolated from SSc patients. CCL24 was shown to be involved in proinflammatory reactions, specifically contributing to the type 2 immune reaction involving Th2 lymphocytes and M2 macrophages that were shown to be present in skin lesions of SSc patients. Accordingly, CCL24 was found to play a dominant role in inducing profibrotic effects and to be overexpressed in fibrotic lungs and bronchoalveolar lavage fluid from patients with idiopathic pulmonary fibrosis, a disease sharing similar lung dysfunction features with SSc. Furthermore, CCL24 was shown to promote collagen production in human lung fibroblasts and to be constitutively expressed by dermal fibroblasts.

Prior studies support the role of CCL24/CCR3 signaling in the pathogenesis of SSc and these findings have been further explored by Chemomab in SSc and for the first time, in PSC.

CCL24 is a critical mediator promoting inflammation and fibrosis

Challenges to drug development in fibrosis and inflammation

Successful treatment of fibrotic disorders has in large part remained elusive, primarily due to incomplete understanding of the complexity and multi-mechanism contributions to disease progression. This has complicated preclinical investigations for new products and new targets, with animal models having limited resemblance to human disease. Additionally, preclinical animal data is often of short treatment duration and does not capture the effects of treating chronic fibrotic indications. This is particularly applicable to complex, orphan indications like SSc, where there is still no approved standard of care or proven target mechanism. Most drug approvals in this space have been focused on fibrosis of the lungs i.e., idiopathic pulmonary fibrosis, or IPF, interstitial lung disease, or ILD, and pulmonary arterial hypertension, or PAH.

Most approved anti-fibrotic products target extracellular components, given their biological accessibility, and inhibition of receptors and ligands preventing downstream signaling is considered to be a potentially effective option for alleviating fibrosis. PDGF and TGF-β are commonly studied targets in fibrosis and there are two approved products that target these pathways, pirfenidone and nintedanib. Both pirfenidone and nintedanib are approved for the treatment of IPF, with nintedanib also recently approved for treatment of systemic sclerosis associated interstitial lung disease and chronic fibrosing interstitial lung diseases. Due to the strong associations between inflammation and fibrosis, companies have devoted efforts to anti-inflammatory drugs with the hope that reduction in inflammation will attenuate fibrosis. For example, companies have targeted TNF-α, a commonly explored anti-inflammatory mechanism in fibrotic indications. Despite the success of targeting cytokines, inflammatory factors and immune cells in pure inflammatory autoimmune diseases, such as blocking TNF-α, these results have generally not been reproduced in studies targeting inflammatory fibrotic indications. Nonetheless, tocilizumab, a monoclonal antibody targeting IL-6R, was recently approved for the treatment of ILD associated with systemic sclerosis. Treatments that inhibit certain pure anti-fibrotic pathways, such as nintedanib and pirfenidone, have resulted in limited clinical benefit. Chemomab believes that these results highlight the importance of a dual mechanism that, with adequate selectivity, is designed to target inflammatory processes and also directly prevent fibrosis resulting in blockage of multiple disease-contributing mechanisms.

Notwithstanding challenges in the field of fibrosis and inflammation, there is significant and growing industry interest given the associated unmet medical need and the continuing opportunity to identify better therapeutic targets. For example, in 2019 Novartis completed two transactions related to the treatment of NASH, a liver metabolic fibrotic disease. It acquired IFM Tre for NLRP3 antagonists for a $310 million upfront payment and total potential consideration of $1.5 billion and licensed an integrin inhibitor from Pliant Therapeutics for an $80 million upfront payment. Additionally, Gilead Sciences licensed two preclinical programs, one in NASH for a $15 million upfront payment (total potential consideration of $785 million) and the other for TGF-β inhibitors in fibrosis for an $80 million upfront payment and total potential consideration of $1.4 billion. In 2020, Roche acquired Promedior for a $390 million upfront payment and total potential consideration of $1 billion in milestones for its Phase 2 product in pulmonary fibrosis, and Bayer partnered with Recursion Pharmaceuticals to develop and commercialize preclinical-stage small molecule treatments for fibrotic conditions for a $30 million upfront payment and total potential consideration of $1 billion. Boehringer Ingelheim also acquired Enleofen Bio in a deal potentially worth $1 billion for its NASH and ILD anti-IL11 platform. More recently, Mediar, a high-profile start-up targeting novel mechanisms for fibrotic diseases, reported a $105 million Series A financing.

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

Chemokine receptors, or CCRs, have been more extensively studied as drug targets in fibrotic conditions compared to chemokine ligands, however, the therapeutic effects of CCR inhibitors have generally fallen short in the clinic. Pharmaceutical companies have previously explored the CCL24 ligand receptor, CCR3, and its other ligands CCL7 and CCL11, with small or large molecule inhibitors. These programs were directed at inhibiting eosinophilic trafficking in respiratory and allergic inflammation, however, despite promising preclinical data, most programs were discontinued largely due to poor safety profiles and limited efficacy of the antagonist used. To Chemomab’s knowledge, only Alkahest has an active program that explores CCR3 inhibition, which is under license from Boehringer Ingelheim and is being developed as a treatment for wet AMD. In contrast, Chemomab believes CCL24 presents a more promising opportunity. Unlike other CCR3 ligands, CCL24 binds only to the CCR3 receptor and is also organ/disease-specific, which together could provide enhanced selectivity and tolerability. For example, in PSC, CCL24 is elevated in the liver and cholangiocytes (bile duct epithelia) and immune cells that play a key role in the progression of the disease.  Likewise, elevation of CCL24 has been shown in fibrotic lungs and bronchoalveolar lavage fluid from patients with idiopathic pulmonary fibrosis, a disease sharing similar lung dysfunction features with SSc and which recently was correlated, by Chemomab, with disease severity and lung involvement in a cohort of SSc patients from the United Kingdom. Furthermore, CCL24 is constitutively expressed by skin and dermal fibroblasts. The use of an antibody in targeting this chemokine is a novel approach to targeting fibrosis.

Chemomab’s expertise and approach to drug discovery

Chemomab is a clinical stage biotechnology company focused on the discovery and development of novel drugs to address fibrotic indications with unmet medical needs. CCL24 is a key target promoting fibrosis as it regulates the two main processes that drive fibrosis: fibroblast activation and immune cell migration and activation. Using Chemomab’s expertise in monoclonal antibody, or mAb, development and deep knowledge of chemokine biology, Chemomab is developing CM-101, a proprietary, first-in-class, fully humanized mAb that through research and studies to date, has been shown to neutralize CCL24 and by so doing inhibits its disease-related functions in both inflammation and fibrosis. This represents an innovative approach to anti-fibrotic drug discovery and is a key differentiator for Chemomab. The ability of CM-101 to directly attenuate fibroblast activation and concurrently attenuate recruitment of immune cells is novel and could address a wide range of hard-to-treat fibrotic diseases.

Chemomab’s ongoing collaborations are complementary to both preclinical and clinical aspects of research and development. Chemomab has created an extensive panel of in vitro, ex vivo and in vivo assays which it has used to further the understanding of fibrotic processes together with the role of CCL24 in various diseases and the effects of its neutralization by CM-101. These assays have allowed Chemomab to sequentially explore target validation and proof of mechanism in disease relevant human and animal samples that continues to de-risk the translation of CM-101 into the clinic.

Target expression and engagement

Chemomab regularly collaborates with leading academic centers around the world to investigate the role of CCL24 and CM-101 in various indications. For example, Chemomab works with The Royal Free Hospital, or RFH, in London, and Birmingham University in Birmingham, United Kingdom to access liver biopsy and serum samples from patients with PSC. Using immunohistochemistry and florescence microscopy to stain CCL24 and CCR3, it explores the expression patterns of these targets in disease relevant human samples and compares them to healthy volunteers. Similarly, Chemomab has tested biopsies of SSc patients through a collaboration with the University of Florence in Italy and serum samples of SSc patients through a collaboration with Leeds University in the UK.

Proof of mechanism

Chemomab explores fibroblast activation and immune cell recruitment in response to CM-101 treatment through inhouse ex vivo and in vitro assays. Chemomab has executed multiple validated genetic and treatment-based disease models in fibrotic and inflammatory indications in which it has investigated CM-101’s effects. Additionally, as part of a collaboration with Nordic Biosciences, Copenhagen, Denmark, Chemomab has gained access to proprietary tools and expertise to explore the effects of CM-101 on key fibrogenesis and fibrolysis biomarkers. Nordic Biosciences is a world-leading extracellular matrix specialist and continues to contribute additional analyses to Chemomab’s clinical samples.

Chemomab has created a broad array of biological assays to explore CCL24 and CM-101

Chemomab may explore next-generation biologic products, and, based on its wide database of patient samples and extensive knowledge and experience in fibrosis, may identify targets that could complement CCL24 inhibition. Next-generation assets may therefore be dual targeting and would be screened through the panel of assays available at Chemomab that evaluate target expression in fibrotic tissues as well as the anti-fibrotic activity of potential candidates. Similar to CM-101, this process would establish proof-of-biological-mechanism in both animal models and human tissue prior to commencing product development and initiating clinical studies.

The Chemomab pipeline

CM-101 in PSC and SSc

Chemomab’s lead product, CM-101, is a first-in-class humanized monoclonal antibody targeting CCL24 that is being developed initially for the treatment of PSC and SSc, with potential future opportunities in other fibrotic-inflammatory indications. Chemomab has completed two Phase 1a studies of CM-101 in healthy volunteers as well as a Phase 1b safety, tolerability and proof-of-mechanism study in NAFLD patients and a Phase 2a liver fibrosis biomarker study in NASH patients with liver fibrosis, which was recently reported. Topline results showed favorable safety and tolerability profiles for CM-101 in patients with serious liver disease, confirmed early signs of biomarker activity that are also relevant for a number of fibro-inflammatory disorders, and reinforced tolerability and pharmacokinetic data relevant to the development of our current subcutaneous formulation.

A Phase 2 study in PSC is now ongoing in Europe, the United States and Israel and is currently expanding to include an additional dose level cohort as well as an open label extension. A global Phase 2 study in SSc that will assess the clinical and biological effects of CM-101 in this patient population is expected to begin enrolling patients around midyear of 2023.

Primary Sclerosing Cholangitis

PSC is a progressive, rare, and chronic cholestatic liver disorder that is characterized by thickening, inflammation, and fibrosis of the intra- and extra-hepatic bile ducts. This generally leads to cholestasis, liver damage, cirrhosis, and eventually liver failure. The exact cause of PSC remains mostly unknown; however, immune system dysregulation, genes, viruses, and bacteria may be involved. PSC is commonly associated with inflammatory bowel disease, or IBD. Approximately three in every four individuals with PSC also have ulcerative colitis. Most individuals affected with PSC are adults with an average age of 40 years at diagnosis; however, it may also occur in children. Disease progression, symptoms, and severity may vary greatly between individuals. Patients in the initial stages of PSC are generally asymptomatic or have only mild symptoms.

Abdominal discomfort, fatigue, and pruritus, or itching, are common initial symptoms of PSC that can be severe and debilitating. The initial step in diagnosing PSC is to evaluate liver enzyme levels through blood tests. Physicians will then confirm a diagnosis with cholangiography ultrasound and, in rare cases, a liver biopsy. As the disease progresses, bile flow from the liver is obstructed and is subsequently absorbed into the bloodstream leading to the yellowing of the mucous membranes, whites of the eyes, and skin. Furthermore, individuals may also experience abdominal pain, malaise, light-colored stools, nausea, dark urine, weight loss, and/or hepatomegaly or splenomegaly. PSC patients have a 40-fold increased risk of liver cancer and a 400-fold increased risk of cholangiocarcinoma, and the disease may lead to other conditions including osteoporosis, bacterial cholangitis, portal hypertension, bleeding, as well as vitamin deficiencies.

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

Systemic Sclerosis

SSc is an autoimmune inflammatory condition that results in widespread fibrosis and vascular abnormalities affecting the skin, lungs, gastrointestinal tract, heart and kidneys. Other key features of SSc include thickening and hardening of the skin, autoantibody production and abnormal nail fold capillaries. The underlying mechanisms that cause SSc are complex and for the most part unknown but most likely involve a combination of factors including the immune system, genetics, and environmental triggers. Various pathways are involved in the pathogenesis of SSc including cytokines that injure blood vessels, growth factors that stimulate collagen, integrin signaling, morphogen pathways, and co-stimulatory pathways. SSc is generally diagnosed between the age of 30 and 50 years and is more prevalent in women.

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

There is no cure for SSc. Established treatments can help with symptoms and may modify the disease outcome only if given early in the disease course. Prescribed medications, used off-label, primarily focus on suppressing inflammation with NSAIDs and dilating abnormal or constricted blood vessels with losartan, sildenafil, iloprost and SSRIs, or selective serotonin reuptake inhibitors, as well as treatments to manage individual organ involvement. The only three drugs that are approved for the treatment of SSc symptoms are bosentan by Actelion Pharmaceuticals, approved in Europe for the prevention of digital ulcer development, nintedanib by Boehringer Ingelheim, and tocilizumab by Roche, approved in the United States, Europe and Japan for the treatment of SSc associated interstitial lung disease. The clinical course of SSc is determined by the extent of vascular and fibrosis complications and has the highest mortality rate among the systemic rheumatic diseases. Forty percent of patients die within 10 years of disease onset, with pulmonary involvement being the leading cause of death.

Chemomab’s CM-101may have disease-modifying potential

The dual anti-fibrotic and anti-inflammatory activity of CM-101 enables the targeting of a wide range of pathogenic mechanisms and may afford patients a new treatment that may have a more impactful effect on disease progression.

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

CCL24 levels in liver biopsies from PSC patients

PSC pathology generally initiates with bile duct damage leading to cholestasis, bile duct inflammation and fibrosis and finally to substantial liver damage. Chemomab assessed the accumulation and cellular localization of CCL24 in livers of PSC patients focusing on CCL24 levels in the periductal damaged zone that is most relevant to disease pathology. CCL24 was mainly found in inflammatory cells in the liver of PSC patients. Due to the robust liver inflammatory insult in PSC, reflected by massive accumulation of resident and recruited immune cells in the periductal space, CCL24 positive staining was extensive. Specific and robust CCL24 staining was also shown in cholangiocytes, the epithelial cells of the bile ducts. Activated myofibroblasts that surround the bile ducts, whether they originate from hepatic stellate cells or portal fibroblasts, are the main drivers of the excess extracellular matrix accumulation in this area, comprising the unique “onion ring” shape seen in PSC liver sections. The collective expression pattern shows high CCL24 levels in areas that are most affected in PSC and highlights its central role in PSC related liver pathology.

Elevated CCL24 staining in liver biopsies from PSC patients

CCR3 levels in liver biopsies from PSC patients

To evaluate the levels of CCR3, the receptor of CCL24, and identify the cells that can potentially respond to CCL24 secretion, biopsies were stained for CCR3. As was seen for similar studies with CCL24, specific CCR3 staining was evident in cholangiocytes, surrounding immune cells and fibroblasts.

CCL24 levels in serum and correlation to a fibrotic biomarker in PSC patients

Together with the Royal Free Hospital (RFH), Chemomab analyzed serum levels of CCL24 in PSC patients at various stages of disease. CCL24 levels showed a positive correlation to the liver fibrosis biomarker ELF score, which is a commercially available test that reflects liver fibrosis stage based on serum concentrations of several fibrosis-related proteins. When dividing this cohort of PSC serum samples by ALP levels, a circulating parameter used for monitoring PSC activity, there was a stronger relation of the fibrotic biomarker and CCL24 with increased ALP.

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

PSC patients showed significantly higher expression of CCR3 on PBMCs

CCL24 and CCR3 levels in skin biopsies from SSc patients

Chemomab analyzed skin samples from diffuse SSc patients and healthy volunteers and the SSc samples showed elevations in CCL24 and CCR3. Specifically, higher accumulation of CCL24 on immune cells skin infiltration was shown in the SSc samples and CCR3 was evident in skin fibroblasts, immune cells and endothelial cells. These elevations led to a CCL24-mediated robust activation of CCR3 expressing cells, which enhances the recruitment of immune cells and fibroblasts to the diseased organ.

SSc patients showed elevated levels of CCL24 in skin tissue
SSc patients showed elevated levels of CCR3 in skin tissue

 CCL24 levels in serum samples from SSc patients and correlation with fibrotic biomarkers

Chemomab researchers analyzed SSc serum samples that showed that CCL24 levels were significantly increased in SSc patients compared with healthy individuals. Notably, in diffuse SSc patients, CCL24 levels were fourfold higher than in healthy control patients.  Additionally, the levels of CCL24 were correlated with a biomarker of SSc severity, anti-topoisomerase, an autoantibody seen in diffuse SSc patients.

Preclinical Efficacy of CM-101 in models of PSC

Preclinical experiments in models of PSC

•	Human hepatic stellate cells demonstrated reduced transition to myofibroblasts following incubation of CM-101 with CCL24.

•	Human hepatic stellate cells showed reduced motility towards CCL24 following treatment with CM-101.

•	CM-101 demonstrated in vivo activity on liver fibrosis and cholangiocyte proliferation induced by bile duct ligation in the Sprague Dawley rat model.

•	CM-101 (D8-a murine surrogate of CM-101) inhibits the progression of liver fibrosis and bile duct damage in a chronic cholangitis cholestasis model using the hepatobiliary toxin ANIT.

•
CM-101 (D8) reduces bile duct epithelial cell (cholangiocyte) proliferation, collagen deposition, macrophage infiltration, liver enzymes, bile acid and circulating inflammatory monocytes in an experimental cholangitis model in MDR2 knockout mice.

•	CM-101 reduces liver enzymes, fibrosis, collagen, and fibrotic gene expression in a TAA-induced liver fibrosis model in rats.

•	CM-101 (D8) prevented fibrosis and inflammation in a TAA-induced liver fibrosis model in mice.

Results from the multi-drug resistant 2, or MDR2, knock out mouse model that reflects sclerosing cholangitis and the thioacetamide (TAA) rat model reflecting liver fibrosis are described below.

CM-101 demonstrates anti-cholestatic, anti-inflammatory, and anti-fibrotic activity in MDR2 knock out mouse model in vivo

Mice with targeted disruption of the MDR2, transporter gene develop chronic and progressive hepatic sclerosing cholangitis that closely resembles PSC and therefore this model has been extensively used to study the pathogenesis and progression of PSC. Using MDR2 knockout mice (six weeks of age), the Company tested the ability of CM-101 (D8) to attenuate PSC related symptoms. Mice (n=15/group) received either vehicle control, or CM-101 10 mg/kg SC twice weekly during weeks 6-12 following established disease and were sacrificed at the end of week 12. In this study mice were tested for changes in alkaline phosphatase, or ALP, bile acid levels, collagen deposition (histology, Sirius red), macrophage presence in the liver and cholangiocyte proliferation. The Company observed a significant decrease in all three core pathologies that play a role in PSC: inflammation, fibrosis and cholangiocyte proliferation after CM-101 (D8) treatment compared to non-active treatment. Reduction in the serum markers that represent the cholestatic state, ALP and bile acid, was also observed.

CM-101 reduces liver fibrosis, inflammation and bile duct epithelial proliferation in MDR2 knockout model

CM-101 demonstrates in vivo activity in a thioacetamide induced liver fibrosis model in rats using a therapeutic model

To assess potential efficacy of CM-101 on liver fibrosis, the Company used the TAA-induced liver fibrosis model. Liver fibrosis was induced by intraperitoneal administration of TAA at a dose of 250 mg/kg twice weekly for eight weeks. Rats (n=10/group) received either vehicle control or CM-101 2.5 mg/kg IV twice weekly during weeks four to eight following established fibrosis and were sacrificed at week eight. After eight weeks of TAA treatment, all vehicle-treated animals had developed liver fibrosis, as confirmed by Sirius-red-stained liver histology.

CM-101 reduces fibrosis in rat livers

Plasma ALP, ALT, and AST levels decreased in the CM-101 study arm. Liver collagen content and fibrotic areas were significantly reduced in the CM-101 treated group compared to non-active treatment. CM-101 was also shown to reduce fibrotic markers in the TAA treated rats.

Efficacy of CM-101 in models of SSc

Preclinical experiments in models of SSc

•	CM-101 reduces SSc serum-induced dermal fibroblast activation and transition to myofibroblasts and interferes with endothelial cell activation.

•	CM-101 treatment attenuated skin fibrotic remodeling in the bleomycin (BLM)-induced dermal fibrosis mouse model.

•	CM-101 attenuated lung fibrosis and inflammation in the bleomycin (BLM)-induced pulmonary fibrosis mouse model.

 Results from the bleomycin (BLM)-induced dermal and lung fibrosis mouse models are discussed below in more detail.

CM-101 treatment attenuates skin fibrotic remodeling in the bleomycin (BLM)-induced dermal fibrosis mouse model

The activity of CM-101 (D8) in SSc was tested in the dermal bleomycin model. Treatment started after the onset of fibrotic signs, eight days following the first BLM injection. Histological assessment of skin lesions stained with H&E and Masson’s trichrome revealed significant elevation of dermal thickness and collagen deposition following 21 days of BLM administration. This elevation was significantly reduced when mice were treated with 2.5 mg/kg CM-101 with significant reductions in both skin thickness and collagen deposition compared with the mouse group treated with BLM alone.

CM-101 treatment attenuates skin fibrotic remodeling in the bleomycin-induced dermal fibrosis mouse model

Another feature that characterizes the BLM model and is representative of human SSc is the development of bronchoalveolar inflammation. To evaluate the effect of CM-101 on lung inflammation, the Company collected bronchoalveolar lavage, or, BAL, fluid, and assessed the number of white blood cells, or WBC, and mononuclear cells. Treatment with BLM for 21 days significantly increased WBC and mononuclear cells in BAL fluid and the number of WBC and mononuclear cells was decreased significantly following CM-101 treatment compared with the group that was administered only BLM. This data supports the anti-inflammatory effect of CM-101 in SSc.

CM-101 inhibits lung fibrosis in the BLM-induced pulmonary fibrosis mouse model

The Company also tested CM-101 in the experimental lung SSc model where mice were given a single intratracheal administration of BLM followed by either CM-101, non-active treatments (PBS or control immunoglobulin G (IgG)) or the approved anti-fibrosis drugs, pirfenidone and nintedanib. CM-101 had a significant anti-fibrotic and anti-inflammatory effect in the experimental BLM-induced lung fibrosis model as compared with non-active treatment-treated animals. BLM animals treated with non-active treatments showed massive immune cell infiltration, extensive fibrosis and severe tissue injury. CM-101-treated mice exhibited significantly reduced levels of lung fibrosis similar to levels in healthy animals and showed superior effects compared to the approved fibrosis drugs pirfenidone and nintedanib.

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

Immunogenicity may be triggered following administration of humanized monoclonal antibodies, an effect that is frequently seen with approved mAbs. To date, no meaningful ADA were identified in three completed clinical studies, which supports a preliminary conclusion that CM-101 may have low immunogenic potential.

As summarized below, there were no safety concerns related to CM-101 in any of the other preclinical safety experiments.

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

The multiple administration randomized, placebo-controlled, Phase 1b study in NAFLD patients with normal liver function tests evaluated two dose levels. The first dose level of 2.5 mg/kg CM-101 was administered as an IV infusion and the second dose level of 5 mg/kg was administered as an SC injection. Both dose levels involved five drug administrations over 12 weeks (Q3W), providing 15 weeks of treatment coverage. At both dose levels, subjects were randomized in a 3:1 ratio to receive either CM-101 (n=6 per cohort) (2.5 mg/kg IV or 5 mg/kg SC) or matching placebo (n=2 per cohort). Five repeated IV and SC CM-101 administrations were safe and well tolerated and there were no deaths, or severe or serious drug related AEs reported throughout the study. Only mild to moderate AEs were reported in the CM-101 treatment groups of which only two AEs were classified as possibly related to CM-101. No injection site reactions or clinically significant trends in laboratory tests (hematology, chemistry, or urinalysis), vital signs, ECG or physical examination were observed. One patient experienced a non-drug-related SAE. This patient was a 61-year-old female that was subsequently diagnosed with a non-treatment related meningioma. The tumor was treated surgically, and the patient was discontinued from the study.

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

Phase 1b exploratory endpoints

Fibrotic biomarkers were analyzed as part of the Phase 1b study in NAFLD patients with normal liver function. Circulating fibrotic biomarkers were tested in serum pre- and post-treatment. The analysis included data from patients that presented with more active disease, reflected by baseline elastography (FibroScan) score >4 kPa. Tissue inhibitor of metalloproteinases-1 (TIMP-1) and tissue inhibitor of metalloproteinases-2 (TIMP-2), considered well established fibrotic biomarkers, were evaluated, and showed that CM-101 treatment led to reductions of both markers by week 15. The growth factor PDGF-AA, known as a pro-fibrotic secreted factor, was also reduced in CM-101 treated patients. Conversely, in the placebo group TIMP-1, TIMP-2 and PDGF-AA all increased.

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

Changes in liver stiffness, a measurement of liver fibrosis, were also evaluated using FibroScan measurements taken at screening and end of treatment (EoT) following 15 weeks of treatment coverage. 80% of CM-101 treated patients had significant decreases in FibroScan measurements, unlike placebo patients where there was no significant change from baseline

Results of investigator-initiated clinical study of CM-101 in patients with COVID-19-derived lung damage

On November 9, 2022, encouraging clinical data from an investigator-initiated clinical study assessing CM-101 activity and safety in hospitalized patients with severe lung injury derived from COVID-19 infection was presented at the 2022 Union Conference, an international conference on lung health. A key rationale for the study is that some of the mechanisms underlying lung inflammation resulting from COVID-19 infection are similar to those seen in systemic sclerosis and other chronic diseases involving lung inflammation and fibrosis.

The objective was to evaluate the safety and activity of CM-101 in hospitalized COVID-19 patients with severe pneumonia, including its impact on biomarkers related to lung inflammation that are also relevant in SSc. The open label, single arm trial enrolled 16 hospitalized adult COVID-19 patients with severe respiratory involvement. All patients were receiving standard of care therapy. All were treated with a single 10mg/kg intravenous dose of CM-101 on the first day of the study and followed for 30 days.

Administration of CM-101 to this acutely ill patient population appeared safe and was well tolerated. CM-101 exposures and target engagement profiles were similar to what our researchers have seen in previous clinical studies of CM-101.

Importantly, rapid reductions in serum biomarkers of lung inflammation, fibrogenesis and neutrophil activity were observed post-treatment with CM-101. Overall, this study confirmed and extended the safety and tolerability profile of CM-101 and demonstrated clinically relevant changes in biomarkers associated with lung inflammation and fibrogenesis, further supporting CM-101’s anti-inflammatory and anti-fibrotic effects.

Moreover, we believe that these results add to the data suggesting that CM-101 has the potential to attenuate lung inflammation and fibrosis, further strengthening the rationale for treating SSc patients with this drug. These new clinical data also contribute to a growing body of evidence demonstrating CM-101’s anti-fibrotic and anti-inflammatory effects in varied organs including the lung, liver and skin.

Topline results of Phase 2a study in patients with liver fibrosis derived from NASH

Primary endpoints for the study were safety and tolerability. Secondary endpoints included the evaluation of the pharmacokinetic and target engagement profile of the SC formulation as well as changes in relevant biomarkers that may provide further mechanistic understanding of CM-101 effects on liver fibrosis. This trial was primarily designed to assess a subcutaneous formulation of CM-101 and to evaluate the drug’s impact on liver fibrosis biomarkers relevant to both NASH and fibro-inflammatory conditions that represent the focus for the company, such as PSC and SSc.

The randomized, placebo-controlled trial enrolled 23 NASH patients with stage F1c, F2 and F3 disease who were randomized to receive either CM-101 or placebo. Patients received eight doses of 5 mg/kg of study drug administered by subcutaneous injection once every two weeks, for a treatment period of 16 weeks. Key findings of the CM-101 Phase 2a trial included the following.

•         CM-101 appeared to be safe and was well tolerated when administered subcutaneously. Most reported adverse events observed were mild, with one unrelated serious adverse event reported. No significant injection site reactions were reported and no anti-drug antibodies were detected.

•          CM-101 administered subcutaneously demonstrated favorable pharmacokinetics and target engagement profiles as expected and were similar to what the company has previously reported.

•          CM-101-treated patients showed greater improvements than the placebo group in a number of liver fibrosis-related biomarkers, including ProC-3, ProC-4, ProC-18, TIMP-1 and ELF.

•          A majority of CM-101-treated patients showed improvements in more than one liver fibrosis-related biomarker—almost 60% of CM-101 patients responded in at least three biomarkers at week 20, compared to no patients in the placebo group.

•        A higher proportion of patients in the CM-101-treated group showed improvement in a physiologic measure of liver stiffness as compared to placebo (reduction of at least one grade of fibrosis score as assessed by the non-invasive elastography method known as FibroScan®).

•          CM-101-treated patients with higher CCL24 levels at baseline showed greater reductions in fibrosis-related biomarkers than patients with lower levels. Multiple fibrosis-related biomarkers showed more pronounced reductions in CM-101-treated patients who had higher CCL24 levels at baseline than in patients with lower CCL24 levels at baseline, adding to the growing body of evidence validating the role of CCL24 in the pathophysiology of fibrotic liver disease.

•          After completion of the study, the unblinded data showed that patients in the CM-101-treated group had higher baseline levels of fibrosis compared to placebo patients. The impact of this difference on the results, if any, is unknown.

 We believe that the data from this trial provide important insights in support of the CM-101 development program, including the favorable safety and tolerability of CM-101 in patients with serious liver disease, confirmation of early signs of biomarker activity that are relevant for a number of fibro-inflammatory disorders, and support of the tolerability and pharmacokinetic data needed to assess next steps in the development of our current subcutaneous formulation.

Other clinical development activities for CM-101

Recently, Chemomab also reported positive clinical data from an investigator-initiated clinical study assessing CM-101 activity and safety in hospitalized patients with severe lung injury derived from COVID-19. The objective of the study was to evaluate the drug’s safety and activity in hospitalized COVID-19 patients with severe pneumonia, including its impact on biomarkers related to lung inflammation that are also relevant in systemic sclerosis. The open label, single arm trial enrolled 16 hospitalized adult COVID-19 patients with severe respiratory involvement. All patients were receiving standard of care therapy. All were treated with a single 10mg/kg intravenous dose of CM-101 on the first day of the study and followed for 30 days. Administration of CM-101 to this acutely ill patient population appeared to be safe and was well tolerated. CM-101 exposures and target engagement profiles were similar to what our researchers have seen in previous clinical studies of CM-101. Importantly, rapid reductions in serum biomarkers of lung inflammation, fibrogenesis and neutrophil activity were observed post-treatment with CM-101. Overall, this study confirmed and extended the safety and tolerability profile of CM-101 and demonstrated clinically relevant changes in biomarkers associated with lung inflammation and fibrogenesis, further supporting CM-101’s anti-inflammatory and anti-fibrotic effects.

Together, these promising results provide initial support for CM-101’s anti-fibrotic and anti-inflammatory mechanisms in humans and support further testing of CM-101 in PSC and SSc patients.

Current and planned clinical studies for PSC and SSc

The Company is currently recruiting and treating PSC patients in a Phase 2 study at multiple sites in Israel, the United States and Europe and expanding the trial to include an additional dose level and an open label extension. The Company is also planning to initiate a Phase 2 study in SSc around midyear of 2023 that will enroll patients across multiple sites in Israel, the United States and Europe.

The ongoing Phase 2 trial in PSC is a randomized, double-blind, placebo-controlled, study designed to evaluate the safety and efficacy of CM-101 in adult subjects with PSC. Participants must have a serum alkaline phosphatase, or ALP, level of at least 1.5 times the upper limit of normal (x 1.5 ULN). Subjects with concomitant IBD are eligible for recruitment if their disease is stable and there is an absence of high-grade dysplasia in colonic biopsies within 18 months of randomization. To date, subjects are randomized to receive 10 mg/kg CM-101 IV, or placebo, in a 2:1 ratio. Chemomab has amended the study to include a higher dose level (20mg/kg) of CM-101. Patients will receive a dose of investigational product once every three weeks for a total of five administrations resulting in a total coverage of 15 weeks during the double-blind portion of the study. Chemomab is adding a 33-week long open-label extension to the study.

The primary endpoint for the study is safety and tolerability. Secondary endpoints include evaluations of changes from baseline in serum alkaline phosphatase, or ALP, levels and the fibrotic marker enhanced liver function, or ELF, score at week 15. ALP is a liver enzyme that is elevated in cholestasis and the ELF score is a biochemical test panel made up of serum markers that are indicators of the extracellular matrix. Additional secondary endpoints include evaluations of changes from baseline in other liver enzymes and additional fibrotic markers, to include AST, ALT, Pro-C3 and Pro-C5. PK, PD and ADA parameters.

The planned Phase 2 study in SSc will enable an expedited path to proof-of-concept data and further elucidation of different CM-101 mechanisms of actions in treating SSc skin, lung and vascular damage. To that end, we will slightly enrich the study with SSc patients who have higher levels of CCL24 and may therefore be more likely to respond to neutralization of this critical chemokine Chemomab is currently finalizing the design. The U.S. FDA recently cleared the Company’s IND application to commence the Phase 2 SSc trial and we plan to initiate the study around midyear of 2023. Key design elements include the following.

•	The trial is a randomized, double-blind, placebo-controlled study that will enroll 45 SSc patients.
•	To be eligible for the study, patients must manifest two key characteristics: the presence of clinically active disease, either dermatologic or pulmonary, and higher serum levels of circulating CCL24.
•	Thirty patients will be randomized to treatment with CM-101 and 15 will be randomized to placebo.
•	Of the patients on active treatment, approximately half will have limited SSc, and half will have diffuse cutaneous disease.
•	The study includes a 24-week double blind period during which patients assigned to active treatment will receive CM-101 at a dose of 10 mg/kg, via intravenous infusion, every three weeks.
•	Following the double-blind period, patients will enter a 24-week open label treatment period, where all patients will receive CM-101 at a dose of 10 mg/kg via intravenous infusion every three weeks.
•	All patients enrolled will undergo a skin biopsy at baseline and again after the double-blind treatment period, along with multiple clinical assessments of skin, vascular and pulmonary function.
•	The primary outcome measure for the trial will be demonstration of the safety and tolerability of treatment with CM-101.
•	All other outcome measures will be principally assessed as changes from baseline to the end of the double-blind treatment period.

The secondary outcome measures of the trial are focused on highly relevant and informative biological read-outs. Key secondary outcomes include: evaluation of multiple serum-based biological markers that are known to be associated with different manifestations of SSc including:

•
Inflammatory cytokines (such a CCL2, IL6 and CXCL10), vascular and growth factor-related biomarkers (such as VEGF and PDGF), pulmonary-related biomarkers (such as KL-6, SPD and CCL18), and fibrogenesis and extracellular matrix biomarkers (collagens, MMPs and ELF score).

•	Inflammatory, fibrotic and target expression markers in skin biopsies, including but not limited to CCL24 and CCR3 expression levels.
•	Pharmacokinetics and target engagement of CM-101.
•	Monitoring for the presence of any potential anti-drug antibodies during the study.

Exploratory biological outcomes assessments will include immune cell phenotyping, assessments of neutrophil function, and ex-vivo biological assays.  Exploratory clinical outcomes will include evaluation of: vascular involvement, using nail fold capillaroscopy; vascular imaging and digital ulcer burden; skin involvement using modified Rodnan scoring; pulmonary disease involvement using pulmonary function tests; and multiple patient-reported outcome measures.  The data collected should also enable evaluation of global effects of intervention with CM-101 using the American College of Rheumatology CRISS scale (ACR-CRISS) and the revised CRISS scale (rCRISS). We intend to conduct this study at multiple sites in Israel, the United States and Europe.

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

The Company is advancing CM-101, a first-in-class monoclonal antibody that interferes directly with both inflammation and fibrosis, into clinical development for the treatment of PSC and SSc. There are a number of large biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of fibrotic indications like PSC and SSc, such as, Mitsubishi Tanabe Pharma, Horizon Therapeutics, Pliant Therapeutics,  Prometheus Biosciences and others. However, the Company knows of no other companies currently in clinical development with a monoclonal antibody that targets CCL24.

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

As of the date of this Annual Report on Form 10-K, the Company owned or licensed seven pending or issued US patents and patent applications as well as patents and patent applications in other jurisdictions. The first patent family has been issued in each of the United States, Europe (validated in France, Germany and the United Kingdom) and Israel to the Tel Aviv Souraski Medical Center, whose rights have been licensed to the Company on an exclusive basis. A composition of matter patent was issued in United States and certain corresponding foreign jurisdictions. To date, three additional patent families were filed by the Company concerning the use of anti CCL24 antibodies in specific indications, dosing regimens, and routes of administration. The Company will seek United States and foreign patent protection for a variety of additional technologies, including: research compounds and methods, candidate compounds and antibodies for modulating the activity of CCL24, methods for treating diseases of interest, and methods for treating its products. The Company will seek additional protection, in part, through confidentiality and proprietary information agreements.

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

Licensed IP

As mentioned above, the Company has obtained an exclusive license from the Tel Aviv Souraski Medical Center for one patent, which is expected to expire in 2029. This patent was issued in each of the United States, Europe and Israel, and pertains to anti CCL24 inhibitors (specifically, anti CCL24 antibodies) and methods of using such inhibitors for treating inflammatory, autoimmune and cardiovascular diseases.

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

Manufacturing

The Company’s product candidate, CM-101, is a monoclonal antibody amenable to standard formulation technologies. The Company has developed the biological process and manufactured kilogram quantities through processes similar to the manufacturing processes that will be required to provide drug product for the Phase 2 clinical studies. The manufacturing process of the drug substance used for such product candidates is robust, well established and requires the use of readily available starting materials. The biological route is amenable to large-scale production and does not require unconventional equipment or handling during the manufacturing process. The Company has obtained an adequate supply chain of the drug substance for CM-101 from the Company’s contract manufacturing organization, or CMO, to satisfy both the Company’s clinical and preclinical requirements for this year. The Company relies on a sole supplier for the manufacture of CM-101. The Company’s manufacturer has the capabilities to support late stage clinical studies as well as product launch and marketing.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA or BLA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA or BLA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs/BLAs or supplements thereof must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. An Agreed Initial Pediatric Study Plan requesting a waiver from the requirement to conduct clinical studies may be submitted to the FDA.

The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs/BLAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA/BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA/BLA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

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

After evaluating the NDA/BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical study sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA/BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

FDA Expedited Development and Review Programs

The FDA has various programs, including fast track designation, priority review, accelerated approval, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

The FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA/BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA/BLA, the FDA agrees to accept sections of the NDA/BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA/BLA.

Any product submitted to the FDA for approval, including a product with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis, or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review.

In addition, a product may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality, or other clinical endpoint and to submit promotional materials for preapproval and pre-use review, which could adversely impact the timing of the commercial launch of the product. In addition, the drug may be subject to accelerated withdrawal procedures. On December 29, 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (FDORA), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as breakthrough therapy, the FDA will work to expedite the development and review of such drug.

In addition, the FDA may review new drug applications under the Oncology Center of Excellence Real-Time Oncology Review (“RTOR”), which, according to the FDA, aims to explore a more efficient review process to ensure that safe and effective treatments are available to patients as early as possible, while maintaining and improving review quality. Drugs considered for review under RTOR must be likely to demonstrate substantial improvements over available therapy, which may include drugs previously granted breakthrough therapy designation for the same or other indications, and must have straight-forward study designs and endpoints that can be easily interpreted. RTOR allows the FDA to review much of the data in an NDA/BLA earlier, before the applicant formally submits the complete application. This analysis of the pre-submission package gives the FDA and applicants an early opportunity to address data quality and potential review issues and allows the FDA to provide early feedback regarding the most effective way to analyze data to properly address key regulatory questions.

Fast track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Abbreviated Licensure Pathway of Biological Products as Biosimilars or Interchangeable Biosimilars

The Patient Protection and Affordable Care Act (Affordable Care Act or ACA), signed into law in 2010, includes the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products shown to be highly similar to an FDA-licensed reference biological product. The BPCIA attempts to minimize duplicative testing, and thereby lower development costs and increase patient access to affordable treatments. An application for licensure of a biosimilar product must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

•	Analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;

•	Animal studies (including the assessment of toxicity); and

•
A clinical trial or trials (including the assessment of immunogenicity and pharmacokinetic or pharmacodynamic) sufficient to demonstrate safety, purity and potency in one or more conditions for which the reference product is licensed and intended to be used.

In addition, an application must include information demonstrating that:

•
The proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;

•	The condition or conditions of use prescribed, recommended or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;

•	The route of administration, the dosage form and the strength of the proposed biosimilar product are the same as those for the reference product; and

•	The facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure and potent.

Biosimilarity means that the biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components, and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. In addition, the law provides for a designation of “interchangeability” between the reference and biosimilar products, whereby the biosimilar may be substituted for the reference product without the intervention of the healthcare provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that:

•	The proposed product is biosimilar to the reference product;

•	The proposed product is expected to produce the same clinical result as the reference product in any given patient; and

•
For a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

FDA approval is required before a biosimilar may be marketed in the United States. However, complexities associated with the large and intricate structures of biological products and the process by which such products are manufactured pose significant hurdles to the FDA’s implementation of the law that are still being worked out by the FDA. For example, the FDA has discretion over the kind and amount of scientific evidence—laboratory, preclinical and/or clinical—required to demonstrate biosimilarity to a licensed biological product.

The FDA intends to consider the totality of the evidence provided by a sponsor to support a demonstration of biosimilarity and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

The submission of a biosimilar application does not guarantee that the FDA will accept the application for filing and review, as the FDA may refuse to accept applications that it finds are insufficiently complete. The FDA will treat a biosimilar application or supplement as incomplete if, among other reasons, any applicable user fees assessed under the Biosimilar User Fee Act of 2012 have not been paid. In addition, the FDA may accept an application for filing but deny approval on the basis that the sponsor has not demonstrated biosimilarity, in which case the sponsor may choose to conduct further analytical, preclinical or clinical studies and submit a BLA for licensure as a new biological product.

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the branded product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the branded product. The FDA cannot approve a biosimilar application for twelve years from the date of first licensure of the reference product.

 Additionally, a biosimilar product sponsor may not submit an application for four years from the date of first licensure of the reference product. A reference product may also be entitled to exclusivity under other statutory provisions. For example, a reference product designated for a rare disease or condition (an orphan drug) may be entitled to seven years of exclusivity, in which case no product that is biosimilar to the reference product may be approved until either the end of the twelve-year period provided under the biosimilarity statute or the end of the seven-year orphan drug exclusivity period, whichever occurs later. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent, and thus block biosimilarity applications from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

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

•
The federal civil and criminal false claims laws, including the FCA, which can be enforced through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Similar to the AKS and Stark Law, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;

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

•
The federal Physician Payments Sunshine Act, created under Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, or CMS, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare professionals (such as physician assistants and nurse practitioners, among others),  and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
Analogous state and foreign laws and regulations, such as state and foreign anti-kickback, physician self-referral prohibitions, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020, through March 31, 2022. Under current legislation, the actual reduction in Medicare payments can vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Bipartisan Budget Act of 2018, also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any of the product candidates for which we receive approval. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Employees and Human Capital Resources

As of December 31, 2022, the Company had 37 full-time employees/consultants, including 10 with Ph.D. or M.D. degrees and 13 who are engaged in research and development activities. The Company is dependent on its management and scientific personnel, and it is crucial that it continues to attract and retain valuable employees. To facilitate attraction and retention, the Company strives to make itself an inclusive and safe workplace, with opportunities for its employees to grow and develop in their careers, supported by strong compensation and benefits programs. None of the Company’s employees are represented by labor unions or covered by collective bargaining agreements.

Corporate Information and History

        We were incorporated on September 22, 2011, under the laws of the State of Israel. In March 2021, in connection with the Merger, we changed our name from Anchiano Therapeutics Ltd. to Chemomab Therapeutics Ltd. Our principal executive offices are located at Kiryat Atidim, Building 7, Tel Aviv, Israel 6158002, and our phone number is +972-77-331-0156. Our website is: www.chemomab.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report.

Available Information

Our investor relations website is https://investors.chemomab.com/. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Conduct and Ethics) and all press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding Chemomab and other issuers that file electronically with the SEC.

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

 Chemomab currently has no products that are approved for commercial sale and may never be able to develop marketable products. Chemomab is very early in its development efforts and has only one product candidate, CM-101, in early clinical development. Because CM-101 is Chemomab’s lead product candidate, if CM-101 encounters safety or efficacy problems, development delays, regulatory issues or other problems, Chemomab’s development plans and business would be significantly harmed. Chemomab has completed a Phase 1a SAD study with healthy volunteers, a Phase 1b MAD study of CM-101 in non-alcoholic fatty liver disease, or NAFLD, a Phase 2a safety, Pk and liver fibrosis biomarker study in NASH patients, an open-label exploratory study in severe lung injury in hospitalized COVID-19 patients and is recruiting patients in a Phase 2 PSC trial. Chemomab plans to initiate a Phase 2 SSc study around midyear of 2023.

Chemomab expects that a substantial portion of its efforts and expenditures over the next few years will be devoted to CM-101, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before it can generate any revenues from any commercial sales. Chemomab cannot be certain that it will be able to successfully complete any of these activities. In addition, if one or more of Chemomab’s product candidates are approved, Chemomab may need to ensure access to sufficient commercial manufacturing capacity and conduct significant marketing efforts in connection with any commercial launch. These efforts will require substantial investment, and Chemomab may not have the financial resources to continue the development of its product candidates.

Chemomab will need to raise substantial additional funds through public or private equity or debt transactions and/or complete one or more strategic transactions or partnerships, to complete development of CM-101 or any other product candidates. If Chemomab is unable to raise such financing or complete such a transaction, it may not be able to fund the clinical trials of its product candidates and potentially commercialize those product candidates.

As a result of the expected development timeline to potentially obtain FDA approval for CM-101, the substantial additional costs associated with the development of our product candidates, including the costs associated with clinical trials related thereto, and the substantial cost of commercializing CM-101, Chemomab will need to raise substantial additional funding through public or private equity or debt transactions or a strategic combination or partnership. If Chemomab is delayed in obtaining funding or is unable to complete a strategic transaction, Chemomab may have to delay or discontinue development activities on CM-101 and our other product candidates. Even if Chemomab is able to fund continued development of CM-101 or any of our other product candidates is approved, Chemomab expects that it will need to raise substantial additional funding through public or private equity or debt securities or complete a strategic transaction or partnership to successfully commercialize CM-101 or any other product candidate.

Chemomab believes its cash and cash equivalents and bank deposits as of December 31, 2022 will be sufficient to fund its operations at least through March 31, 2024. Sales of Chemomab’s ADSs dilute the ownership interest of its shareholders and may cause the price per ADS to decrease. Changing circumstances may cause us to consume capital significantly faster or slower than Chemomab currently anticipates. Chemomab has based these estimates on assumptions that may prove to be wrong, and Chemomab could exhaust its available financial resources sooner than currently anticipated.

Chemomab’s liquidity, and ability to raise additional capital or complete any strategic transaction, depends on a number of factors, including, but not limited to, the following:

•	the costs and timing for potential additional clinical trials in order to gain possible regulatory approval for CM-101and our other product candidates;

•	the market price of Chemomab’s ADSs and the availability and cost of additional equity capital from existing and potential new investors;

•	Chemomab’s ability to retain the listing of its ADSs on the Nasdaq Capital Market;

•
general economic and industry conditions affecting the availability and cost of capital, including as a result of deteriorating market conditions due to investor concerns regarding inflation and continued hostilities between Russia and Ukraine;

•	Chemomab’s ability to control costs associated with its operations;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the terms and conditions of our existing collaborative and licensing agreements.

The sale of additional equity or convertible debt securities would likely result in substantial dilution to our stockholders. If Chemomab raise additional funds through the incurrence of indebtedness, the obligations related to such indebtedness would be senior to rights of holders of our capital stock and could contain covenants that would restrict our operations. Chemomab also cannot predict what consideration might be available, if any, to us or our stockholders, in connection with any strategic transaction. Should strategic alternatives or additional capital not be available to us, or not be available on acceptable terms, Chemomab may be unable to realize value from its assets and discharge its liabilities in the normal course of business which may, among other alternatives, cause Chemomab to further delay, substantially reduce or discontinue operational activities to conserve our cash resources.

Chemomab’s approach in the area of fibrotic diseases is novel and unproven and may not result in marketable products.

Chemomab’s central objective is to design and develop targeted treatments for inflammation and fibrosis with an initial focus on the neutralization of CCL24 signaling, which is known to regulate fibrotic and inflammatory processes. While several studies are currently underway, this mechanism has not yet been definitively proven to successfully treat inflammation and fibrosis. Targeting CCL24 to treat inflammation and fibrosis is a novel approach in a rapidly developing field, and there can be no assurance that Chemomab can avoid unforeseen problems or delays in the development of its product candidates, that such problems or delays will not result in unanticipated costs, or that any such development problems can or will be solved. Chemomab has only tested its lead product candidate, CM-101, in early trials in healthy volunteers, NAFLD, NASH and COVID-19 lung injury patients. Therefore, Chemomab may ultimately discover that its approach does not possess properties required for therapeutic effectiveness. As a result, Chemomab may elect to abandon the program or never succeed in developing a marketable product, which would have a significant effect on the success and profitability of its business.

Clinical development involves a lengthy, complex and expensive process, with an uncertain outcome.

Before obtaining the requisite regulatory approvals from the FDA or other comparable foreign regulatory authorities for the sale of any of its product candidates, Chemomab must support its application with clinical studies that prove that such product candidate is safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug requires positive data from two well-controlled Phase 3 clinical studies of the relevant drug in the relevant patient population. Failure can occur at any time during the clinical study process. Chemomab may experience delays in initiating and completing any clinical studies that it is conducting or intends to conduct, including as a result of the COVID-19 pandemic or other public health emergencies, and Chemomab does not know whether its ongoing or planned clinical studies will begin or progress on schedule, need to be redesigned, enroll patients on time or be completed on schedule, or at all.

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

•	third-party contractors not performing data collection or analysis in a timely or accurate manner;
•	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make a product candidate uneconomical; or
•	the proprietary rights of others and their competing products and technologies that may prevent Chemomab’s product candidates from being commercialized.
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

In addition, the standards used by the FDA and comparable foreign regulatory authorities when regulating Chemomab require judgment and can change, which makes it difficult to predict with certainty how they will be applied. For more information, see “Risk Factors - Risks Related to Chemomab’s Regulatory Approvals.”

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

•
due to the impact of the COVID-19 pandemic, or other emerging public health threats, Chemomab has experienced, and may continue to experience, delays and interruptions to clinical studies, it may experience delays or interruptions to its manufacturing supply chain, or it could suffer delays in reaching, or it may fail to reach, agreement on acceptable terms with third-party service providers on whom it relies;

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

Chemomab completed its Phase 1a and Phase 1b and Phase 2a clinical studies of its lead product candidate, CM-101, in healthy volunteers, NAFLD, NASH and COVID-19 lung injury patients, and, with the exception of a number of reported minor adverse events (including mild headaches, changes in blood pressure and mild-moderate increases in liver enzymes,) and one serious adverse event (a transient ischemic attack or seizure judged to be unrelated to administration of CM-101), CM-101 was observed to be generally well-tolerated across all doses in about 70 trial participants. Some potential therapeutics developed in the biopharmaceutical industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development and ultimately commercialization. Even if side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies.

Protein biopharmaceuticals, including, monoclonal antibodies, or mAbs, may be immunogenic and promote immune responses against themselves. In particular, anti-drug antibodies, or ADAs, may be produced by patients following infusion mAbs and may disturb the pharmacokinetics of mAbs, neutralize their therapeutic activities or induce allergic or autoimmune symptoms. Clinical immunogenicity can range from mild, transient antibody responses with no apparent clinical manifestations to loss of therapeutic efficacy and even life-threatening reactions. Several approved therapeutic antibodies have been found to induce neutralizing antibodies, as illustrated by the approved anti-TNFa antibodies infliximab and adalimumab as well as the approved anti-IL-17 mAb ixekizumab. Chemomab’s product candidate, CM-101, is a humanized antibody that, similar to other humanized approved mAbs, was shown to include several non-germline sequences that may serve as a source for immunogenicity in therapeutic antibodies. Clinical studies to date have not identified any anti-drug antibodies, or ADAs. Additional larger clinical studies will be needed to address the risk of immunogenicity and, if discovered, Chemomab’s business will be materially and adversely affected.

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

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim or topline data from our clinical trials. The preliminary data is based on a preliminary analysis of then available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report tumor responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

In addition, the information we choose to publicly disclose regarding a particular clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the preliminary or topline data that we report differ from late, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for any product candidates that we may develop in the future may be harmed, which could harm our business, financial condition, results of operations and prospects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates progress through preclinical studies and clinical trials to regulatory approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Any material manufacturing changes made to any product candidate that we may develop could perform differently and affect the results of planned clinical trials or other clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize any product candidates that we may develop in the future, if approved, and generate revenue.

If Chemomab encounters difficulties enrolling patients in its clinical studies, including due to COVID-19 or other public health emergencies, its clinical development activities could be delayed or otherwise adversely affected.

Chemomab may experience difficulties in patient enrollment in its clinical studies for a variety of reasons. The timely completion of clinical studies in accordance with its protocols depends, among other things, on Chemomab’s ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility and exclusion criteria defined in the protocol;
•	the need to receive study drug via an IV infusion;
•	the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
•	the willingness or availability of patients to participate in Chemomab’s trials (including due to fears of contracting COVID-19);
•	the proximity of patients to trial sites;
•	the design of the trial;
•	Chemomab’s ability to recruit clinical study investigators with the appropriate competencies and experience;
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

Further, timely enrollment in clinical studies is reliant on clinical study sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, Chemomab’s clinical study sites have been affected by the COVID-19 pandemic. Commencement of the enrollment of Chemomab’s clinical studies of CM-101 in PSC had been delayed due to the pandemic.

Some factors from a resurgent COVID-19 pandemic or other emerging public health emergencies that Chemomab believes could potentially adversely affect enrollment in its trials include:

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
These and other factors arising from a resurgent COVID-19 pandemic or other emerging public health emergencies could adversely impact Chemomab’s clinical studies.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation has entitled a party to financial incentives such as opportunities for grant funding toward clinical study costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. However, Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. In 2022, the Eleventh Circuit’s decision in Catalyst Pharmaceuticals, Inc. v. FDA challenges FDA’s long-standing interpretation and provides that the orphan drug exclusivity should be applied to block FDA approval of the same drug for the “same disease or condition” instead of the approved indication during the exclusivity period. If the Catalyst decision is applied beyond the facts of that case, FDA may revoke approvals or the grant of subsequent orphan exclusivity periods for the same drugs approved for different indications within the same orphan-designated disease or condition. Catalyst has created some uncertainty with respect to the scope of the orphan drug exclusivity and may increase legal challenges in the field. FDA may work with the Congress to amend the orphan drug provisions in the law to provide more clarity to stakeholders. The extent of the impact of the Catalyst decision on the industry and on FDA’s regulation and policies with respect to orphan exclusivity as well as the impact of any future legislation on orphan drug approval and exclusivity is unclear.

In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

The FDA and EMA granted Orphan Drug Designation to CM-101 in its primary indications of PSC, SSc and idiopathic pulmonary fibrosis, or IPF. Chemomab may seek Orphan Drug Designations for CM-101 in other indications or for other product candidates. There can be no assurance that Chemomab will be able to obtain such designations.

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

As of December 31, 2022, the Company had 37 employees / full time consultants. The Company expect to experience significant growth in the number of its employees and the scope of its operations, particularly in the areas of product candidate development, regulatory affairs and sales and marketing. Chemomab may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on its management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, Chemomab’s management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these growth activities. Chemomab may not be able to effectively manage the expansion of its operations, which may result in weaknesses in its infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Chemomab’s expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If Chemomab’s management is unable to effectively manage its growth, its expenses may increase more than expected, its ability to generate and/or grow revenues could be reduced, and it may not be able to implement its business strategy. Chemomab’s future financial performance and its ability to commercialize its product candidates and compete effectively will depend, in part, on its ability to effectively manage any future growth.

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

The Company has funded its operations to date through proceeds from sales of its equity and grants from the Israel Innovation Authority, or the IIA, which as of December 31, 2022, resulted in gross proceeds of approximately $96 million. As of December 31, 2022, Chemomab’s cash, cash equivalents and deposits were approximately $40million. Chemomab has incurred net losses in each year since its inception, and it has an accumulated deficit of $63.8 million as of December 31, 2022. Chemomab expects its existing cash,  cash equivalents and bank deposits will allow it to fund its operating expenses and capital expenditure requirements at least through March 31, 2024.

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

A possible resurgent COVID-19 pandemic or the future outbreak of other highly infectious or contagious diseases could seriously harm Chemomab’s research, development and potential future commercialization efforts, increase its costs and expenses and have a material adverse effect on its business, financial condition and results of operations.

Broad-based business or economic disruptions have, and could continue to, adversely affect Chemomab’s ongoing or planned research and development activities. For example, over the past few years the COVID-19 pandemic has caused significant disruptions to the Israeli, United States, European and global economy and has contributed to significant volatility and negative pressure in financial markets and created many barriers to the successful conduct of clinical trials.

Chemomab cannot presently predict the scope and severity of any potential business shutdowns or disruptions from crises related to either disease outbreaks or possible political or social turmoil,. If Chemomab or any of the third parties with whom it engages, however, were to experience shutdowns or other business disruptions, Chemomab’s ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on its business and its results of operation and financial condition.

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

There are a number of large biopharmaceutical and biotechnology companies that are currently pursuing the development of products for the treatment of inflammation and fibrosis. Companies that Chemomab is aware of that are targeting the treatment of inflammation and fibrosis include large companies with significant financial resources such as Biogen, Inc., AbbVie Inc., Gilead Sciences, Inc., FibroGen, Inc., Galapagos NV, Bristol Myers Squibb Co., and Novartis AG. However, Chemomab does not know of any other companies currently in clinical development with an anti CCL24 mAb. For additional information regarding Chemomab’s competition, see “Chemomab Business - Competition.”

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

Chemomab’s research and development facilities and certain of its executives are located in Israel and certain of its product candidates may be manufactured at third-party facilities located in Europe. In addition, Chemomab’s business strategy includes potentially expanding internationally if any of its product candidates receives regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

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

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on Chemomab’s operating results, financial condition or the expansion of its business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact Chemomab’s business. The recent installation of a new government in Israel that includes far right wing parties and personnel may lead to greater international sanctions or other actions that are detrimental to international business for Israeli companies.

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

Furthermore, the Israeli government is currently pursuing extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or conduct business in Israel, as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. Such proposed changes may also adversely affect the labor market in Israel or lead to political instability or civil unrest. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

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

Risks Related to our ADSs

We will need to raise additional capital to fund our operations, which may be unavailable to us on acceptable terms or at all, or may cause dilution or place significant restrictions on our ability to operate our business.

     If our available cash resources are insufficient to satisfy our liquidity requirements, we will be required to raise additional capital through issuances of equity or convertible debt securities, or seek debt financing or other form of third-party funding.

     If we are unable to obtain adequate financing or financing on terms satisfactory to us when needed, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

     The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our shareholders would result. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our ADSs. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations or licensing arrangements, we might be required to relinquish significant rights to our product candidates or grant licenses on terms that are not favorable to us.

The trading price of the ADSs has been highly volatile, and is expected to continue to be volatile.

The trading price of the ADSs has been highly volatile, particularly over the last year. For example, on January 11, 2022, the closing price of the ADSs was $6.98 per ADS and on March 13, 2023, it was $1.48 per ADS. This volatility may affect the price at which you are able to sell ADSs. Our ADS price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and economic factors that are beyond our control. In addition, while the stock market in general has experienced high volatility, biotechnology companies in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance. Broad market and industry factors may negatively affect the market price of the ADSs, regardless of our actual operating performance.

We have not paid dividends in the past and do not expect to pay dividends in the future, and, as a result, any return on investment may be limited to the value of the ADSs.

We have never paid dividends and do not anticipate paying dividends in the foreseeable future. The payment of dividends will depend on our earnings, capital requirements, financial condition, prospects and other factors our board of directors may deem relevant. If we do not pay dividends, the ADSs may be less valuable because a return on your investment will only occur if our ADS price appreciates and you sell your ADS thereafter. In addition, the Companies Law imposes restrictions on our ability to declare and pay dividends.

If we fail to continue to meet all applicable Nasdaq requirements, Nasdaq may delist the ADSs, which could have an adverse impact on the liquidity and market price of the ADSs.

The ADSs are currently listed on Nasdaq, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for the ADSs falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist the ADSs, which could adversely affect the market liquidity of the ADSs and the market price of the ADSs could decrease. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, customers and employees.

Holders of ADSs are not treated as holders of our ordinary shares.

Holders of ADSs are not treated as holders of our ordinary shares, unless they withdraw the ordinary shares underlying their ADSs in accordance with the deposit agreement and applicable laws and regulations. The depositary is the holder of the ordinary shares underlying the ADSs. Holders of ADSs therefore do not have any rights as holders of our ordinary shares, other than the rights that they have pursuant to the deposit agreement.

You may not have the same voting rights as the holders of our ordinary shares and may not receive voting materials in time to be able to exercise your right to vote.

Except as described in the deposit agreement, holders of the ADSs will not be able to exercise voting rights attaching to the ordinary shares represented by the ADSs. If we request the depositary to solicit your voting instructions (and we are not required to do so), the depositary will notify you of a shareholders’ meeting and send or make voting materials available to you. Those materials will describe the matters to be voted on and explain how ADS holders may instruct the depositary how to vote. We cannot guarantee that ADS holders will receive the voting materials in time to ensure that they can instruct the depositary to vote the ordinary shares underlying their ADSs. For instructions to be valid, they must reach the depositary by a date set by the depositary. The depositary will try, as far as practical, subject to the laws of Israel and the provisions of our articles of association or similar documents, to vote or to have its agents vote the ordinary shares or other deposited securities as instructed by ADS holders. If we do not request the depositary to solicit your voting instructions, you can still send voting instructions, and, in that case, the depositary may try to vote as you instruct, but it is not required to do so.

Otherwise, ADS holders will not be able to exercise their right to vote, unless they withdraw the ordinary shares underlying the ADSs they hold. However, ADS holders may not know about the meeting far enough in advance to withdraw those ordinary shares. In any event, the depositary will not exercise any discretion in voting deposited securities and it will only vote or attempt to vote as instructed. In addition, the depositary and its agents are not responsible for failing to carry out voting instructions or for the manner of carrying out voting instructions. This means that you may not be able to exercise your right to vote and there may be nothing you can do if your ordinary shares are not voted as you requested.

Holders of ADSs may be subject to limitations on the transfer of their ADSs and the withdrawal of the underlying ordinary shares.

ADSs are transferable on the books of the depositary. However, the depositary may refuse to deliver ADSs or register transfers of ADSs when the transfer books of the depositary or our transfer books are closed or at any time if the depositary or we think it advisable to do so. These limitations on transfer may have a material adverse effect on the value of the ADSs.

We are entitled to amend the deposit agreement and to change the rights of ADS holders under the terms of such agreement, or to terminate the deposit agreement, without the prior consent of the ADS holders.

We are entitled to amend the deposit agreement and to change the rights of the ADS holders under the terms of such agreement without the prior consent of the ADS holders. We and the depositary may agree to amend the deposit agreement in any way we decide is necessary or advantageous to us or to the depositary. Amendments may reflect, among other things, operational changes in the ADS program, legal developments affecting ADSs or changes in the terms of our business relationship with the depositary. If an amendment adds or increases fees or charges, except for taxes and other governmental charges or expenses of the depositary for registration fees, facsimile costs, delivery charges or similar items, or prejudices a substantial right of ADS holders, it will not become effective for outstanding ADSs until 30 days after the depositary notifies ADS holders of the amendment. At the time an amendment becomes effective, you are considered, by continuing to hold the ADSs, to agree to the amendment and to be bound by the ADRs and the deposit agreement as amended. If we make an amendment to the deposit agreement that is disadvantageous to ADS holders or terminate the deposit agreement, the ADS holders may choose to sell their ADSs or surrender their ADSs and become direct holders of the underlying ordinary shares, but they will have no right to any compensation whatsoever.

ADSs holders may not be entitled to a jury trial with respect to claims arising under the deposit agreement, which could result in less favorable outcomes to the plaintiff(s) in any such action.

The deposit agreement governing the ADSs representing our ordinary shares provides that, to the fullest extent permitted by law, holders and beneficial owners of ADSs irrevocably waive the right to a jury trial of any claim they may have against us or the depositary arising out of or relating to the ADSs or the deposit agreement.

If this jury trial waiver provision is not permitted by applicable law, an action could proceed under the terms of the deposit agreement with a jury trial. If we or the depositary opposed a jury trial demand based on the waiver, the court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law. We believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of New York, which governs the deposit agreement. In determining whether to enforce a contractual pre-dispute jury trial waiver provision, courts will generally consider whether a party knowingly, intelligently and voluntarily waived the right to a jury trial. We believe that this is the case with respect to the deposit agreement and the ADSs.

If any holders or beneficial owners of ADSs bring a claim against us or the depositary in connection with matters arising under the deposit agreement or the ADSs, including claims under federal securities laws, such holder or beneficial owner may not be entitled to a jury trial with respect to such claims, which may have the effect of limiting and discouraging lawsuits against us or the depositary. If a lawsuit is brought against us or the depositary under the deposit agreement, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have had, including results that could be less favorable to the plaintiff(s) in any such action, depending on, among other things, the nature of the claims, the judge or justice hearing such claims, and the venue of the hearing.

No condition, stipulation or provision of the deposit agreement or ADSs serves as a waiver by any holder or beneficial owner of ADSs or by us or the depositary of compliance with any substantive provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

We presently anticipate that we will be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. Holders of our ordinary shares.

We would be classified as a passive foreign investment company, or PFIC, for any taxable year if, after the application of certain look-through rules, either: (i) 75% or more of our gross income for such year is “passive income” (as defined in the relevant provisions of the Internal Revenue Code of 1986, as amended, or the Code), or (ii) 50% or more of the value of our assets (generally determined on the basis of a quarterly average) during such year is attributable to assets that produce or are held for the production of passive income. Passive income generally includes, among other things, rents, dividends, interest, royalties, gains from the disposition of passive assets, and gains from commodities and securities transactions. For purposes of this test, we will be treated as owning a proportionate share of the assets and earning a proportionate share of the income of any other corporation of which we own, directly or indirectly, at least 25% (by value) of the stock. Based on the nature, composition and value of our income, operations and assets currently and in the future, we presently anticipate that we will be a PFIC for United States federal income tax purposes for the current taxable year and in the foreseeable future.

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

As of March 15, 2023, there were seven holders of record of our ordinary shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the stock repurchase activity for the three months ended December 31, 2022:

Period	Total Number of ADSs Purchased	Average Price Paid per Share	Total Number of ADSs Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs(1)
November 16, 2022 (1)	582,023	$2.0848	582,023	$1,218,000
Total	582,023		582,023

(1) For additional information about the Repurchase Arrangement, see Item 13 – Certain Relationships and Related Transactions.

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

We have pioneered the therapeutic targeting of CCL24, a chemokine that promotes various types of cellular processes that regulate inflammatory and fibrotic activities through the CCR3 receptor. The chemokine is expressed in various types of cells, including immune cells, endothelial cells and epithelial cells. We have developed a novel CCL24 inhibiting product candidate with dual anti-fibrotic and anti-inflammatory activity that modulates the complex interplay of both of these inflammatory and fibrotic mechanisms, which drive abnormal states of fibrosis and clinical fibrotic diseases. This innovative approach is being developed for difficult to treat rare diseases, also known as orphan indications or diseases, such as PSC and SSc, for which patients have no established disease-modifying treatment options. We estimate that there are approximately 77 thousand patients suffering from PSC in the U.S., EU and Japan, representing over a $1 billion market opportunity, and approximately 170 thousand patients suffering from SSc in those same markets, representing over a $1.5 billion market opportunity.

CM-101, our lead clinical product candidate, is a first-in-class humanized monoclonal antibody that attenuates the basic function of the soluble chemokine CCL24, also known as eotaxin-2, as a regulator of major inflammatory and fibrotic pathways. We have demonstrated that CM-101 interferes with the underlying biology of inflammation and fibrosis through a novel and differentiated mechanism of action. Based on these findings, we are actively advancing CM-101 in Phase 2 clinical studies directed toward two distinct clinical indications that include patients with liver or skin, and/or lung fibrosis. We are currently conducting a Phase 2 clinical study in PSC, a rare obstructive and cholestatic liver disease. The study is actively recruiting patients in the U.S., Europe and Israel and is being expanded by adding clinical sites, an additional high dose arm (20mg/kg) as well as an open label extension. We had earlier proposed to add both low and high dose arms to the study but the recent encouraging results reported from our Phase 2 liver fibrosis trial in NASH patients, dosed at 5mg/kg, along with the positive Phase 1b data we previously reported in NAFLD patients dosed at 5mg/kg and 2.5mg/kg, are seen as providing us sufficient data on the performance of the lower dose to drop it from the current trial, which is focusing on the 10mg/kg and 20g/kg doses. We believe this change will facilitate timely conduct and completion of the trial. If regulators in the future do not agree that the existing low dose data is sufficient, we always have the option to add a lower dose group as part of the Phase 3 clinical program.

We are also planning to open a Phase 2 clinical trial in SSc around midyear of 2023. The trial in SSc, a rare autoimmune rheumatic disease characterized by fibrosis in the skin and lung and other organs, will focus on establishing biological and clinical proof of concept in this patient population. Although our primary focus is on these two rare indications, as we noted, an additional Phase 2 clinical study in patients with liver fibrosis due to non-alcoholic steatohepatitis (NASH) has recently been completed. This trial provided safety and pharmacokinetic (PK) data and was informative in providing data that will help us determine whether we will advance the development of our current subcutaneous formulation of CM-101. Additionally, the trial measured a number of biomarkers that may be relevant to the potential activity of CM-101 in other fibro-inflammatory conditions. We recently reported results from this trial, which showed that the trial met its primary endpoint of safety and tolerability, and that CM-101 demonstrated encouraging activity in secondary endpoints that include a range of liver fibrosis biomarkers and physiologic assessments.

Components of Operating Results

Revenues

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales in the near future. If development efforts for our product candidates are successful and result in our receipt of necessary regulatory approvals, or if our development efforts otherwise lead to any commercialized products or additional license agreements with third parties, then we may generate revenue in the future from product sales.

Research and Development Expenses, net

Research and development expenses consist primarily of costs incurred in connection with the development of our product candidates. These expenses include:

•
expenses incurred under agreements with clinical research organizations and contract manufacturing organizations, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

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

We do not allocate employee costs or facility expenses, including depreciation or other indirect costs, to specific programs because these resources are deployed across multiple programs and, as such, the related costs are not separately classified. We use internal resources primarily to oversee our research, as well as for managing our preclinical development, process development, manufacturing and clinical development activities. Our employees work across multiple programs; therefore, we do not track the related expenses by program.

Research and development activities are fundamental to our business. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we continue to advance the development of our product candidates. We also expect to incur additional expenses related to milestone and royalty payments payable to third parties with whom we have entered into license agreements.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, share-based compensation expenses for personnel in executive and administrative functions, insurance and professional fees for legal, consulting, accounting and audit services.

We anticipate that our general and administrative expenses will increase in the future due to increased headcount and professional fees to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance, director and officer insurance costs, as well as investor and public relations expenses associated with being a public company. Additionally, once we believe that regulatory approval of a product candidate appears likely, we will begin to incur a material increase in payroll and related expenses as a result of preparation for commercial operations, particularly in respect of sales and marketing.

Financing Expenses, Net

Financing expenses, net consist primarily of income or expenses related to revaluation of foreign currencies and interest income on our bank deposits.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
	(in thousands)
Operating Expenses:
Research and development	$16,977	$6,334
General and administrative	11,556	6,033
Total operating expenses	28,533	12,367

Financing (income) expense, net	(353)	111
Loss before taxes	28,180	12,478
Taxes on income (benefit)	(534)	—

Net loss	$27,646	$12,478

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Year ended December 31, 2022 Compared to the Year Ended December 31, 2021

Research and development expenses

Research and development expenses increased by approximately $10.7 million, or 168%, to approximately $17.0 million for the year ended December 31, 2022 compared to approximately $6.3 million for the year ended December 31, 2021. The increase resulted primarily from an increase in headcount and payments to consultants and subcontractors for clinical and pre-clinical activities.

General and administrative expenses

General and administrative expenses increased by approximately $5.6 million, or 92%, to approximately $11.6 million for the year ended December 31, 2022 compared to approximately $6.0 million for the year ended December 31, 2021. This increase was primarily due to increase in headcount and professional fees and insurance expense and share-based compensation.

Financing (income) expense, net

Financing expenses, net, increased by approximately $464 thousand, or 418%, to net income of $353 thousand for the year ended December 31, 2022 compared to a net loss of $111 thousand for the year ended December 31, 2021. Financing expense, net for the year ended December 31, 2022 was primarily related to foreign currency exchange rate differences, offset by interest income on deposits. Financing income, net for 2021 was primarily related to interest income on deposits, offset by foreign currency exchange rate differences.

Taxes on Income

Taxes on income, net, for the year ended December 31, 2022 were $534 thousand. The tax benefit is related to a tax return of Chemomab Therapeutics Inc., a wholly owned subsidiary of the Company, derived by carryback of net operating losses. Chemomab Therapeutics Inc. received $351 thousand in December 2022 on account of previous years and expects to receive the remainder $183 thousand in 2023.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year ended December 31,		Increase/(decrease)
	2022	2021	$	%
	(in thousands)
Net cash used in operating activities	$(20,370)	$(12,374)	$(7,996)	65%
Net cash provided by (used in) investing activities	19,533	(45,186)	64,719	(143)%
Net cash provided by (used in) financing activities	(808)	61,074	(61,882)	(101)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,645)	$3,514	$(5,159)	(147)%

Operating activities

Net cash used in operating activities for the year ended December 31, 2022 was approximately $20.4 million and included net loss of $27.6 million, partially offset by net cash used by changes in operating assets and liabilities of approximately $4.0 million and non-cash charges of $3.3 million, which mainly included share-based compensation expenses.

Net cash used in operating activities for the years ended December 31, 2021 was approximately $12.4 million and included net loss of $12.5 million, partially offset by net cash provided by changes in operating assets and liabilities of $1.9 million and non-cash charges of $2.0 million, which mainly included share-based compensation expenses.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2022 was approximately $19.5 million, which was primarily related to investment in short-term deposits offset by purchasing of fixed assets.

Net cash used in investing activities for the year ended December 31, 2021 was $45.2 million, which was primarily related to purchase of fixed assets and investment in bank deposits.

Financing activities

Net cash used in financing activities for the year ended December 31, 2022 was approximately $0.8 million, consisting of $0.3 million of proceeds from the sale of ADSs, $0.1 million of proceeds from the exercise of stock options offset by the repurchase of shares in the amount of $1.2 million.

Net cash provided by financing activities for the year ended December 31, 2021 was $61.1 million, consisting of $58.7 million of proceeds from the sale of ADSs, primarily from the Private Placement (as defined and described below) and issuances under the Sales Agreement with Cantor, and $2.4 million of cash acquired in the Merger.

Funding Requirements

We expect our expenses to increase substantially as we advance the clinical trials of our product candidate. In addition, we expect to continue to incur additional costs associated with operating as a public company.

We believe that our existing cash, cash equivalents and bank deposits will enable us to fund our operating expenses and capital expenditure requirements at least through March 31, 2024. We have based these estimates on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.

Until such time, if ever, that we generate product revenue sufficient to achieve profitability, we expect to finance our cash needs through the sales of our securities and through other outside funding sources. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through government and other third-party funding, collaboration agreements, strategic alliances, licensing arrangements or marketing and distribution arrangements, then we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, then we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market products or product candidates that we would otherwise prefer to develop and market.

Liquidity and Capital Resources

In connection with the Merger, on March 15, 2021, we entered into Securities Purchase Agreements with certain investors, pursuant to which we agreed to sell approximately $45.5 million of the ADSs in a private placement transaction (the Private Placement). The Private Placement closed on March 22, 2021, at which time we sold 2,619,270 ADSs together with warrants to purchase up to 261,929 ADSs at an exercise price of $17.35 per ADS. The warrants expire five years from the date of issuance, and, if exercised in full, will provide proceeds of approximately $4.5 million.

On April 30, 2021, we entered into the Sales Agreement with Cantor Fitzgerald & Co. (Cantor). Pursuant to the Sales Agreement, we may offer and sell, from time to time,  ADSs having an aggregate offering price of up to $75 million through Cantor (the ATM Facility). Sales of  ADSs, if any, under the Sales Agreement will be issued and sold pursuant to our Registration Statement on Form S-3 which was declared effective on May 17, 2021 and will be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act.  Pursuant to the Sales Agreement, Cantor has agreed to act as sales agent on a best efforts basis and use commercially reasonable efforts to sell on our behalf all of the ADSs we requested to be sold in accordance with the Sales Agreement, consistent with Cantor’s normal trading and sales practices, on mutually agreed terms.

On April 25, 2022, we filed a prospectus supplement with the SEC for the issuance and sale of up to $18,125,000 of ADSs in connection with the reactivation of the ATM Facility and pursuant to General Instruction I.B.6 of Form S-3, which, subject to certain exceptions, limits the amount of securities we are able to offer and sell under such registration statement during any twelve month period to one-third of our unaffiliated public float.

During the year ended December 31, 2022, we sold 130,505 ADSs at an average price of USD 2.11 per ADS, through the ATM facility, resulting in gross proceeds of $275,000.

As shown in the accompanying consolidated financial statements, we have incurred losses and cash flow deficits from operations since inception, resulting in an accumulated deficit at December 31, 2022 of approximately $64 million. We have financed operations to date primarily through public and private placements of equity securities. We anticipate that we will continue to incur net losses for the foreseeable future. We believe that our existing cash, cash equivalents and bank deposits will be sufficient to fund our projected cash needs at least  through March 31, 2024. To meet future capital needs we would need to raise additional capital through equity or debt financing or other strategic transactions. However, any such financing may not be available to us on favorable terms or at all. Our failure to obtain sufficient funds on commercially acceptable terms when needed would have a material adverse effect on our business, results of operations and financial condition.

Current Outlook

We estimate that our current liquidity resources will allow us to execute our business plans at least through March 31, 2024.

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

Critical Accounting Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of our financial statements and related disclosures in accordance with GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, we believe that the following accounting estimates are those that include a higher degree of judgment or complexity and are reasonably likely to have a material impact on our financial condition or results of operations and are therefore considered critical accounting estimates.

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

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for nonemployee share-based payment transactions by aligning the measurement and classification guidance, with certain exceptions, to that for share-based payment awards to employees. The amendments expand the scope of the accounting standard for share-based payment awards to include share-based payment awards granted to non-employees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance related to equity-based payments to non-employees. We adopted these amendments on January 1, 2019.

We recognize compensation expenses for the fair value of non-employee awards over the requisite service period of each award.

We estimate the fair value of options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). We determine the fair value per share of the underlying stock by taking into consideration our most recent sales of stock, as well as additional factors that we deem relevant. Our board determined the fair value of ordinary shares based on valuations performed using the Option Pricing Method subject to relevant facts and circumstances. We have historically been a private company and lack company-specific historical and implied volatility information of our stock. Expected volatility is estimated based on volatility of similar companies in the biotechnology sector. Historically, we have not paid dividends and have no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and our results of operations.

Quantitative and Qualitative Disclosures about Market Risks

Foreign Currency Exchange Risk

Our functional currency is the U.S. Dollar. We are exposed to foreign exchange rate risk. We are located in Israel, where part of our general and administrative expenses costs is incurred in New Israeli Shekels. During each of the years ended December 31, 2022 and 2021, we recognized foreign currency transaction loss of $609 thousand and $176 thousand, respectively. These foreign currency transaction gains and losses were recorded in financial expenses. We believe that a 10% change in the exchange rate between the U.S. Dollar and New Israeli Shekel would not have a material impact on our financial position or results of operations.

As we continue to grow our business, our results of operations and cash flows will be subject to fluctuations due to changes in foreign currency exchange rates, which could adversely impact our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

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

Item 8.   Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements on Page F-1 attached hereto.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

A.    Disclosure Controls and Procedures

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management determined that, as of December 31, 2022, our internal control over financial reporting was effective.

C.    Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to the Company’s status as an emerging growth company, as defined in Rule 12b-2 of the Exchange Act.

D.    Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financing reporting during the last fiscal year.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers, their ages and positions as of the date of this Annual Report on Form 10-K are as follows:

Name	Age	Position
Executive Officers:
Dale Pfost	65	Chairman of the Board, Chief Executive Officer
Donald Marvin	70	Chief Financial Officer, Executive Vice President and Chief Operating Officer
Adi Mor	41	Director, Chief Scientific Officer
Matthew Frankel	54	Chief Medical Officer
Non-Employee Directors:
Nissim Darvish†(2)(3)	57	Director
Alan Moses†(1)	74	Director
Claude Nicaise†(1)	69	Director
Neil Cohen†(2)(3)	58	Director
Jill Quigley†(1)	47	Director

† Independent Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Corporate Governance and Nominating Committee

Executive Officers

Dr. Dale Pfost has served as our Chief Executive Officer and a member of our Board since October 2021, and also as chairman of our Board since February 2022. Dr. Pfost has 35 years of experience as an entrepreneur, investor and business executive. From 2019 to 2021, Dr. Pfost served as Chief Executive Officer and Chairman of the Board of Lodo Therapeutics Corporation. From 2009 until 2019, Dr. Pfost served in a variety of roles at Microbiome Therapeutics, LLC, a company which he co-founded, including as a board member and Chief Executive Officer from 2009 until 2010 and again from 2016 until 2019. From 2010 until 2019, he served as a General Partner at Advent Life Sciences. From 2013 until 2017, Dr. Pfost served in a variety of roles at Vestagen Protective Technologies, including Chairman, Executive Chairman from 2013 until 2017, and Chief Executive Officer from 2015 until 2016. Prior to that, Dr. Pfost held various executive positions at the following companies: Chief Executive Officer at Receptor Biologix Inc. (from 2008 until 2009), President, Chief Executive Officer and Chairman at Acuity Pharmaceuticals, Inc. (from 2003 until 2007), President, Chief Executive Officer and Chairman at Orchid BioSciences, Inc. (from 1996 until 2002), President, Chief Executive Officer and Managing Director at Oxford Glycosciences Ltd. (from 1988 until 1996) and Director of Robotics and Automated Chemistry Systems at SmithKline Beckman (1984 until 1988). In addition to the foregoing, Dr. Pfost has served on the board of directors of several companies, including Bioelectronica Corp., AxoSim, Inc., JMB Companies LLC, Aura Bioscience, Louisiana BIO, CN Creative and Ancilia Biosciences. Dr. Pfost earned his BS degree from the University of California, Santa Barbara, and a PhD in physics from Brown University.

Donald Marvin has served as our Chief Financial Officer, Executive Vice President and Chief Operating Officer since November 8, 2021. Mr. Marvin has more than 35 years of experience at growth enterprises in corporate finance and fundraising, strategy, corporate development, mergers and acquisitions, and operations. Mr. Marvin served as Executive Vice President and Chief Financial Officer of Lodo Therapeutics from 2020 until 2021. He was previously Chairman, President and CEO of Concentric from 2014 to 2021. Prior to his positions at Concentric, Mr. Marvin was Managing Partner of Cairn Associates from 2006 until 2014. He was President and CEO of IdentiGEN from 2006 until 2009. Mr. Marvin was a co-founder of Orchid BioSciences, where he served as Chief Operating Officer, CFO and Senior Vice President of Corporate Development from 1997 to 2003, and President and Chief Executive Officer of Diatron Corporation from 1986 until 1994. Earlier in his career, Mr. Marvin held positions of increasing responsibility at Abbott, Boehringer Ingelheim, Bayer, and PepsiCo. Mr. Marvin earned a Bachelor of Science degree from The Ohio State University and an MBA from Iona College.

Dr. Adi Mor is the co-founder of Chemomab Ltd. and served as Chemomab Ltd.’s Chief Executive Officer, Chief Scientific Officer and a member of Chemomab Ltd.’s board of directors from its formation in 2011 until the Chemomab Ltd.-Anchiano Therapeutics Ltd. merger that was consummated on March 16, 2021 (the “Merger”), and has continued to serve in those capacities for our company thereafter. Dr. Mor’s tenure as the Company’s Chief Executive Officer concluded simultaneously with the approval of Dr. Dale Pfost’s employment by the Company’s shareholders on October 25, 2021. Dr. Mor has in-depth knowledge in immunology focusing on rare diseases and broad experience in designing, developing and patenting a novel class of monoclonal antibodies to treat inflammatory and fibrotic diseases. Dr. Mor received her Ph.D. in immunology from Tel Aviv University in the Department of Neurobiochemistry in Israel and is the lead author of numerous scientific journal publications in immunology and inflammatory disorders.

Dr. Matthew B. Frankel has 20 years of experience in the pharmaceutical industry, encompassing clinical development and medical affairs. From 2018 until November 2022, Dr. Frankel served as Vice President, Clinical Development and Medical Affairs, Specialty Pharma at Boehringer-Ingelheim Pharmaceuticals, Inc. Prior to that, he served as the Vice President & Head, Immunology and Dermatology Medical Unit at Novartis Pharmaceuticals Corporation from 2016 to 2018. From 2012 to 2016, Dr. Frankel served as the Executive Medical Director of Sandoz and from 2010 through 2012 held the role of Global Medical Director, Clinical Development at Reata Pharmaceuticals (RETA). From 2003 through 2010, he held various senior roles across different companies in the research field. Dr. Frankel received his undergraduate degree from Vassar College, his MD from the University of California, Los Angeles School of Medicine, and his MBA from the J. L. Kellogg Graduate School of Management.

Directors

  Nissim Darvish, M.D., Ph.D. has served on our Board since March 16, 2021. Dr. Darvish is a General Partner at MeOhr Ventures, a venture capital fund. Dr. Darvish currently serves as a director of several private companies. Prior to his current position, Dr. Darvish served as a Venture Partner at OrbiMed Israel and as a member of the boards of directors of 9 Meters Biopharma Inc. and Medigus Ltd. Previously, Dr. Darvish was employed at Pitango Venture Capital, where he was a General Partner managing life sciences investments. He was also the founder and CEO of Impulse Dynamics, where he oversaw a $250 million realization event. Dr. Darvish obtained his M.D. and Ph.D. in Biophysics and Physiology from the Technion in Israel, and subsequently conducted his post-doctoral research at NIH. He has published over 100 patents and authored over 20 publications.

  Alan Moses, MD, FACP has served on our Board since March 16, 2021. Dr. Moses is board certified by the ABIM with subspecialty certification in Endocrinology and Metabolism and is a Fellow of the American College of Physicians. Dr. Moses currently serves on the board of directors of BioFabUSA, a position he has held since 2018. Prior to that time, from 2008 to 2018, Dr. Moses served as the Global Chief Medical Officer of Novo Nordisk A/S (CPH: NOVO-B), a company he joined in 2004. Dr. Moses served as a Professor of Medicine at Harvard Medical School from 2002 to 2006, and in collaboration with MIT, he co-founded and co-directed the Clinical Investigator Training Program, which focused on training physician-scientists in translational research. Dr. Moses previously served as the Senior Vice President and Chief Medical Officer of the Joslin Diabetes Center from 1998 to 2004. Dr. Moses holds a BS from Duke University, North Carolina and an MD from Washington University School of Medicine, Missouri.

Claude Nicaise, MD has served on our Board since March 16, 2021. Dr. Nicaise is a physician with extensive U.S. and international experience in clinical drug development, strategic management, worldwide regulatory strategy, pharmaceuticals, biotechnology, including clinical cancer research, infectious diseases and neuroscience. Dr. Nicaise is the owner and founder of Clinical Regulatory Services, which provides consulting services to the life science and biotechnology industry in support of all aspects of clinical and regulatory development. Since 2015, Dr. Nicaise has served on the board of directors and as the Chairman of the Compensation Committee of Sarepta Therapeutics, Inc. (NASDAQ: SRPT). Dr Nicaise has also served on the board of directors of Mynoryx Therapeutics since 2017. Prior to that time, from 2008 to 2014, Dr. Nicaise served as the Senior Vice President of Alexion Pharmaceuticals Inc. (NASDAQ: ALXN), and between 1984 and 2008, he held numerous senior management roles at Bristol Myers Squibb (NYSE: BMY). Dr. Nicaise holds an MD and a degree in Internal Medicine, Clinical Oncology, from Brussels University, Belgium.

             Neil Cohen has served as a member of our Board since April 2020 and served as our interim Chief Executive Officer from October 2020 until the consummation of the Merger. Mr. Cohen has served as the Chairman and Chief Executive Officer of Castel Partners Ltd. since January 2012. In 1994, he co-founded Israel Seed Partners, a leading venture capital firm, and managed the firm until 2019. Mr. Cohen has invested in and served on the boards of directors of many private technology companies, including a large number which were acquired or completed successful initial public offerings, including Compugen (Nasdaq: CGEN), Shopping.com (Nasdaq: SHOP, acquired by EBAY), Broadlight (acquired by Broadcom, Nasdaq: AVGO) and Cyota (acquired by RSA). He is a venture partner at SKY, an Israeli middle-market private equity firm, Hetz Ventures Management Ltd., an early-stage Israeli venture capital fund, and Shavit Capital. Mr. Cohen was previously the Business Editor of The Jerusalem Post and began his career in the private equity group at N M Rothschild & Sons Limited in London. Mr. Cohen received a B.A. and M.A. in Oriental Studies, with first class honors, from Oxford University.

Jill M. Quigley has served as a member of our Board since June 2022. Since December 2020, Ms. Quigley has served as a member of the board of directors of Terns Pharmaceuticals, Inc. (Nasdaq: TERN), including her role as chairperson of its audit committee. From November 2018 until December 2021, Ms. Quigley served as Chief Operating Officer of Passage BIO, Inc. (Nasdaq: PASG). Previously, she served as the Interim Chief Executive Officer and General Counsel of Nutrinia, Inc., from January 2016 to November 2018. From July 2012 to January 2016, Ms. Quigley served in various roles at Shire plc, most recently as Senior Legal Counsel. Ms. Quigley received her undergraduate degree in Communications, Legal Institutions, Economics & Governance (CLEG) from American University and J.D. from Rutgers School of Law.

Overall Role of the Board and Board Leadership Structure

 Under the Israeli Companies Law, 5759-1999 (the “Companies Law”), our Board is responsible for setting our general policies and supervising the performance of management. Our Board may exercise all powers and may take all actions that are not specifically granted by the Companies Law or our articles of association to our shareholders or to management. Our executive officers are responsible for our day-to-day management and have individual responsibilities established by our Board.

 Under the Companies Law, the chief executive officer of a public company, or a relative of the chief executive officer, may not serve as the chairperson of the board of directors of such public company, and the chairperson of the board of directors of a public company, or a relative of the chairperson, may not be vested with authorities of the chief executive officer of such public company without obtaining shareholder approval pursuant to special majority requirements set forth in the Companies Law.

 During a special general meeting of our shareholders held on February 10, 2022, our shareholders approved the appointment of Dr. Dale Pfost as Chairperson of our board of directors in addition to his role as our Chief Executive Officer. According to the Companies Law and the regulations promulgated thereunder, such appointment is valid for a three-year term and such re-appointment shall be subject to shareholder approval.

 Our Board is currently composed of seven (7) members. Our Board consists of three classes of directors (as illustrated below), each serving staggered three-year terms. Upon expiration of the term of a class of directors, directors in that class will be elected for a three-year term at the Annual General Meeting of shareholders in the year in which that term expires. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of management or a change of control of our company.

•	Class I consists of Nissim Darvish and Jill Quigley, each with a term expiring at the 2025 annual meeting of shareholders.
•	Class II consists of Neil Cohen and Claude Nicaise, each with a term expiring at the 2023 annual meeting of shareholders.
•	Class III consists of Adi Mor, Alan Moses and Dale Pfost, each with a term expiring at the 2024 annual meeting of shareholders.

Board Leadership Structure

 The Company is led by Dr. Dale Pfost, who has served as our Chief Executive Officer and Chairman of the Board since October 2021 and February 2022, respectively.  Although the Board does not have a formal policy on whether the roles of Chief Executive Officer and Chairman of the Board should be separated, we believe that our current board leadership structure is suitable for us.  The Chief Executive Officer is the individual selected by the Board to manage our company on a day to day basis, and his direct involvement in our business operations makes him best positioned to lead productive Board strategic planning sessions and determine the time allocated to each agenda item in discussions of our company’s short- and long-term objectives.

Role of the Board in Risk Oversight

 Our Board is responsible for overseeing our risk management process. Our Board focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our Board is also apprised by management of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.  The Board’s independent oversight function is further enhanced by the fact that all of the Board’s Committees are composed entirely of independent directors, the directors have complete access to management and the Board and its committees may retain their own respective advisors.

Corporate Governance Guidelines

  Our Board strongly supports effective corporate governance and has developed and followed a program of strong corporate governance. Our Corporate Governance and Nominating Committee is responsible for overseeing our guidelines and reporting and making recommendations to the Board concerning corporate governance matters. Our guidelines are published on our website at https://investors.chemomab.com/documents and are available in print to any shareholder who requests them from our Corporate Secretary (or, in the absence thereof, by the Chief Executive Officer of the Company).

Director Independence

 Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board has determined that each of the directors is independent as defined under Nasdaq listing standards, with the exceptions of Dr. Mor and Dr. Pfost. Our Board also determined that Nissim Darvish and Neil Cohen, who comprise the Compensation Committee and Neil Cohen and Nissim Darvish, who comprise the Corporate Governance and Nominating Committee, all satisfy the independence standards for such committees established by the SEC and Nasdaq listing standards, as applicable. With respect to the Audit Committee, our Board has determined that Jill Quigley, Alan Moses and Claude Nicaise satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and Nasdaq listing standards, as applicable, and that Jill Quigley is a financial expert under the rules of the SEC. The Board considered the relationships between such directors and certain of the investors of the Company and determined that such relationships did not affect such directors’ independence under the standards of Nasdaq, or, where applicable, under SEC rules.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that includes provisions ranging from restrictions on gifts to conflicts of interest. All of our employees and directors are bound by this Code of Business Conduct and Ethics. Violations of our Code of Business Conduct and Ethics may be reported to the Audit Committee. The Code of Business Conduct and Ethics includes provisions applicable to all of our employees, including senior financial officers and members of our Board and is posted on our website (https://investors.chemomab.com/). We intend to post amendments to or waivers from any such Code of Business Conduct and Ethics.

Other Policies

Our insider trading and blackout policy prohibits directors, officers and employees from engaging in transactions in publicly traded options, such as puts and calls, and other derivative securities with respect to our securities. This prohibition extends to any hedging or similar transactions designed to decrease the risks associated with holding our securities.

Board Meetings

The Board meets regularly during the year and holds special meetings and acts by unanimous written consent whenever circumstances require. Independent directors meet at regular executive sessions without management present. During fiscal year 2022, the Board held 12 meetings and conducted certain business by unanimous consent. All of our directors are encouraged to attend our Annual Meeting of shareholders. Each of our directors attended at least 75% of the aggregate of the total number of meetings of the Board and the total number of meetings held by all committees of the Board on which such director served. Directors are expected to attend the Annual General Meeting.

Board Committees

Our Board has established the following committees. Each committee operates in accordance with a written charter that sets forth the committee’s structure, operations, membership requirements, responsibilities and authority to engage advisors.

Audit Committee

Under the Companies Law, the Exchange Act and Nasdaq rules, we are required to establish an Audit Committee, and we have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

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

In accordance with U.S. law and Nasdaq requirements, our Audit Committee is also responsible for the appointment, compensation and oversight of the work of our independent auditors and for assisting our Board in monitoring our financial statements, the effectiveness of our internal controls and our compliance with legal and regulatory requirements.

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

The members of the Audit Committee are Jill Quigley, Alan Moses and Claude Nicaise. Jill Quigley is the chairperson of the Audit Committee and is a financial expert under the rules of the SEC. Our Board has concluded that the composition of the Audit Committee meets the requirements for independence under the rules and regulations of Nasdaq and the SEC. During fiscal year 2022, the Audit Committee held 5 meetings.

Compensation Committee

Under both the Companies Law and Nasdaq rules, we are required to establish a Compensation Committee.

The responsibilities of a Compensation Committee under the Companies Law include recommending to the Board, for ultimate shareholder approval by a special majority, a policy governing the compensation of directors and officers based on specified criteria, reviewing modifications to and implementing such compensation policy from time to time, and approving the actual compensation terms of directors and officers prior to approval by the Board.

In accordance with U.S. law and Nasdaq requirements, our Compensation Committee is also responsible for the appointment, compensation and oversight of the work of any compensation consultant, independent legal counsel and other advisors retained by the Compensation Committee.

The Companies Law and related regulations require the appointment of a Compensation Committee that complies with the requirements of Nasdaq. Under Nasdaq rules, we are required to maintain a Compensation Committee consisting of at least two independent directors; each of the members of the Compensation Committee is required to be independent under Nasdaq rules relating to Compensation Committee members, which are different from the general test for independence of board and committee members. The members of the Compensation Committee are Nissim Darvish and Neil Cohen. Nissim Darvish is the chairperson of the Compensation Committee. Our Board has determined that each member of the Compensation Committee is independent within the meaning of the independent director guidelines of Nasdaq and under Rule 10C-1 under the Exchange Act. During fiscal year 2022, the Compensation Committee held six meetings and conducted certain business by unanimous consent.

Corporate Governance and Nominating Committee

We have established a Corporate Governance and Nominating Committee, responsible for making recommendations to the Board regarding candidates for directorships and the size and composition of the board. In addition, the committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board concerning corporate governance matters. Under the Companies Law, nominations for director may also, under certain circumstances, be made by shareholders in accordance with the conditions prescribed by applicable law and our articles of association. The members of the Corporate Governance and Nominating Committee are Neil Cohen and Nissim Darvish. Neil Cohen is the chairperson of the Corporate Governance and Nominating Committee. Our Board has determined that each member of the Corporate Governance and Nominating Committee is independent within the meaning of the independent director guidelines of Nasdaq. During fiscal year 2022, the Compensation Committee held one meeting and conducted certain business by unanimous consent.

Board Diversity

   While we do not currently have a formal diversity policy with respect to Board composition, the Board believes it is important for the Board to have gender, race and ethnicity diversity along with diversity of knowledge base, professional experience and skills. The Corporate Governance and Nominating Committee takes these qualities into account when considering director nominees for recommendation to the Board. We believe diversity enhances our effectiveness. Our Board currently has two female directors and two members with racial diversity. However, the Board remains committed to achieving a Board composition that represents a diversity of background and experience, inclusive of race, ethnicity, gender and sexual orientation. We will disclose a matrix with additional information about our board diversity in our proxy statement on Schedule 14A in connection with our annual general meeting of the shareholders to be convened in 2023.

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

Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our ADSs to file with the SEC reports regarding their ownership and change in ownership of our equity securities.  We believe that all Section 16 filings requirements were met by such persons during the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation

Summary Compensation Table

The table and summary below outline the compensation granted to individuals who served in the role of chief executive officer during the previous fiscal year and our three most highly compensated executive officers with respect to the year ended December 31, 2022. For purposes of the table and the summary below, “compensation” includes base salary, bonuses, equity-based compensation, retirement or termination payments, benefits and perquisites such as car, phone and social benefits and any undertaking to provide such compensation.

Name and Principal Position	Year	Salary (1) ($)	Bonus (2) ($)	Option Awards (3) ($)	All Other Compensation (4) ($)	Total ($)
Dale Pfost	2021	182,557	-	300,000	22,868	505,425
Chief Executive Officer and Chairman (5)	2022	600,000	300,000	1,500,000	75,160	2,475,160

Adi Mor	2021	248,547	167,000	8,000	64,453	488,000
Chief Scientific Officer, Director and Previous Chief Executive Officer (6)	2022	298,470	120,000	-	16,926	435,396

Donald Marvin	2021	88,276	-	102,390	11,590	202,256
Chief Financial Officer, Executive Vice President and Chief Operating Officer (7)	2022	460,000	207,000	660,252	60,397	1,387,649

Sigal Fattal	2021	127,050	122,000	616,000	8,952	874,002
Previous Interim Chief Financial Officer (8)

(1) Salary includes gross base salary.

(2) Bonuses disclosed under row “2021” relate to bonuses accrued in 2021 and paid in 2021 and 2022. Bonuses disclosed under “2022” represent target bonuses for 2022 (the information is not final and based on certain estimates due to the fact that the Company has not yet determined actual bonuses for 2022).

(3) Represents the equity-based compensation expenses recorded in our consolidated financial statements for the years ended December 31, 2021 and 2022, based on the options’ fair value on the grant date, calculated in accordance with applicable accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation, see Note 8C to our consolidated financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2021 incorporated by reference in this Annual Report.

(4) Represents payments by us of social benefits on behalf of the officer. Such benefits may include, to the extent applicable, payments, contributions and/or allocations for risk insurance (e.g., life, or work disability insurance), payments for social security, vacation, medical insurance and benefits, and other benefits and perquisites consistent with our policies.

(5) Dr. Dale Pfost’s terms of compensation were approved by the Company’s shareholders on October 25, 2021, which includes an annual base salary of $600,000. Dr. Pfost’s compensation data set forth in the above table is pro-rated to reflect time served as the Company’s chief executive officer in 2021.

(6) In addition to her current positions of Chief Scientific Officer and a member of our Board, Dr. Adi Mor previously served as our Chief Executive Officer, and resigned from such role concurrent with the commencement of Dr. Dale Pfost’s service as our Chief Executive Officer on October 25, 2021.

(7) Mr. Donald Marvin’s employment with the Company commenced on November 4, 2021, which include an annual base salary of $460,000. The compensation data set forth in the above table is pro-rated to reflect time served as the Company’s Chief Financial Officer, Executive Vice President and Chief Operating Officer in 2021.

(8)  Ms. Sigal Fattal previously served as our interim Chief Financial Officer, and resigned from such role concurrent with the commencement of Mr. Marvin’s service as our Chief Financial Officer on November 8, 2021.

Outstanding Equity Awards at Fiscal Year-End

The table below outlines the options to purchase ADSs held by our named executive officers outstanding as of December 31, 2022.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercsiable	Option exercise price ($)	Option expiration date
Dale Pfost, Chief Executive Officer and Chairman of the Board	133,977	325,376(1)	10.05	October 25, 2031

Adi Mor, Chief Scientific Officer, Director and Previous Chief Executive Officer	131,698	-	1.49	March 15, 2028

Donald Marvin, Chief Financial Officer, Executive Vice President and Chief Operating Officer	53,320	143,555(2)	9.77	November 8, 2031

(1) The options granted to Dr. Pfost vest and become exercisable over a period of four (4) years with one quarter (1/4) of the options vesting on October 25, 2022, the first anniversary of the grant date, and the remainder in equal amounts over the ensuing 36 monthly periods, subject to Dr. Pfost’s continued service.

(2) The options granted to Mr. Marvin vest and become exercisable over a period of four (4) years, with one quarter (1/4) of the options vesting on November 8, 2022, the first anniversary of the grant date, and the remainder in equal amounts over the ensuing 36 monthly periods, subject to Mr. Marvin’s continued service.

Employment Agreements

Employment Agreement with Dr. Dale Pfost, our Chief Executive Officer

On September 1, 2021, the Company’s board of directors approved the appointment of Dr. Dale Pfost as Chief Executive Officer of the Company, and on October 25, 2021, the shareholders of the Company approved the terms of employment of Dr. Pfost, pursuant to an Executive Employment Agreement entered into between Dr. Pfost and Chemomab Therapeutics Inc., the Company’s wholly owned subsidiary. In accordance with terms of Dr. Pfost’s employment agreement, Dr. Pfost receives: (i) an annual base salary of $600,000 (the “Base Salary”); (ii) an initial target annual cash incentive bonus of 50% of the Base Salary and an additional potential bonus of 10% of the Base Salary based on Dr. Pfost’s achievement of certain predetermined goals, which shall be determined at the discretion of the Company’s board of directors; (iii) options to purchase 459,353 ADSs of the Company (the ”Options”), constituting 3.5% of the outstanding and issued ADSs of the Company (on a fully diluted basis) which will vest over a period of four (4) years with one quarter (1/4) of the Options vesting on the first anniversary of the grant date and the remainder in equal amounts over the ensuing 36 monthly periods, unless such options have been cancelled in accordance with the terms and conditions of the 2015 Plan (as defined below); (iv) a one-time signing bonus in an amount of $80,000; (v) a one-time bonus in an amount of $80,000 upon the establishment of a new office in the United State and Dr. Pfost’s domiciling in the location of the new office, which will be payable within 15 days of such domiciling; (vi) 25 days of paid time off (“PTO”) per year, capped at 50 days of accrued PTO; and (vii) certain severance benefits payable in the event that the Company terminates Dr. Pfost’s employment without Cause (as defined in the employment agreement), provided that the total amount of the cash portion of severance benefits will not exceed two hundred percent (200%) of Dr. Pfost’s annual base salary at the rate in effect on the date of termination.

Additionally, in the event of termination of Dr. Pfost’s employment without Cause (as defined therein) as the result of a merger or sale of all or substantially all of the Company’s capital stock or assets, (i.e. a change in control of the Company), vesting of all unvested Options will accelerate and all unvested Options will immediately vest and become exercisable. Furthermore, in the event of termination of Dr. Pfost’s employment without Cause, other than as a result of a merger or sale of all or substantially all of the Company’s capital stock or assets (i.e. a change in control of the Company) or if Dr. Pfost terminates his employment for Good Reason (as defined in the employment agreement): (a) any time-based Options then outstanding and due to vest on the twelve (12) month anniversary of Dr. Pfost’s employment commencement date will accelerate and become exercisable if Dr. Pfost has been employed by the Company at such time for six (6) months or more but less than twelve (12) months; and (b) all time-based Options then outstanding will accelerate and become exercisable if Dr. Pfost has been employed by the Company at such time for twelve (12) months or longer.

The foregoing description of Dr. Pfost’s employment agreement is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 10.9 hereto.

Employment Agreement with Dr. Adi Mor, our Chief Scientific Officer (and former Chief Executive Officer)

Dr. Adi Mor provides services to the Company pursuant to the terms of a consulting agreement among Dr. Mor, an Israeli company co-owned by Dr. Mor, and the Subsidiary, dated April 18, 2022 (the “Consulting Agreement”).  Pursuant to the terms of the Consulting Agreement, Dr. Mor is entitled to a gross monthly payment, an annual performance bonus, subject to her meeting certain performance milestones, as to be determined by our board of directors on an annual basis, and certain other benefits.  Dr. Mor’s current monthly payment and annual performance bonus target were set and approved by the Company’s shareholders as described below.  In addition, Dr. Mor is entitled to other benefits that are provided for by Israeli law or that are customary for senior executives in Israel, including reimbursement for reasonable expenses incurred in connection with her services and payment for variable and fixed costs of a car. The Consulting Agreement is terminable by either party upon 60 days prior written notice, and contains customary provisions regarding noncompetition, confidentiality of information, and assignment of inventions.

As required under Israeli law, the terms of Dr. Mor’s Consulting Agreement with the Subsidiary were approved by the board of directors and presented to the shareholders for approval.  At the annual meeting of our shareholders that took place on June 7, 2022, our shareholders approved for following terms of employment for Dr. Mor: (a) an increase to her base gross monthly salary from 67,500 NIS (approximately $21,090) (plus social benefits) to 74,250 NIS (approximately $23,200), (plus social benefits) which represents an increase of 6,750 NIS (approximately $2,110), effective as of March 7, 2022; (b) an increase in her 2021 gross annual bonus from $100,000 to $110,250, an increase of approximately 10%; and (c) an increase in her annual gross target bonus opportunity from $100,000 to 45% of Dr. Mor’s annual gross payment, effective as of January 1, 2022.  In lieu of the monthly salary payment of 74,250 NIS (plus social benefits), as approved by the shareholders, Dr. Mor receives the equivalent amount in the form of a monthly payment equal to 98,730 NIS under the Consulting Agreement.

The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the full text of the consulting agreement, a copy of which is filed as Exhibit 10.11 hereto.

Employment Agreement with Mr. Donald Marvin, our Chief Financial Officer, Executive Vice President and Chief Operating Officer

On November 8, 2021, Chemomab Therapeutics Inc. entered into an Executive Employment Agreement with Mr. Donald Marvin. In accordance with his employment agreement, Mr. Marvin receives an annual base salary of $460,000, and is a part of the Company’s bonus program with a yearly bonus potential of 45% of his base annual base salary, which bonus will be based on the achievement of mutually agreeable objectives to be determined by Mr. Marvin and the Chief Executive Officer of the Company. Additionally, in accordance with his employment agreement, Mr. Marvin received (i) 1.5% of the outstanding equity of the Company, which exercise price is based on the average of the ADS market value over the 30 calendar days preceding November 8, 2021, and vesting over four years, (ii) an additional 0.5% of the outstanding equity of the Company for the achievement of strategic goals as agreed upon with the Compensation Committee and approved by the Board of Directors, (iii) a $25,000 signing bonus, and (iv) a 12-month initial severance package, which will increase by one month every two years that Mr. Marvin is employed by the Company, provided however that such amount does not exceed 18 months.

Additionally, in the event of termination of Mr. Marvin’s employment without Cause as the result of a merger or sale of all or substantially all of the Company’s capital stock or assets, (i.e. a change in control of the Company), vesting of all unvested Options will accelerate and all unvested Options will immediately vest and become exercisable. Furthermore, in the event of termination of Mr. Marvin’s employment without Cause, other than as a result of a merger or sale of all or substantially all of the Company’s capital stock or assets (i.e. a change in control of the Company) or if Mr. Marvin terminates his employment for Good Reason (as defined in the employment agreement): (a) any time-based Options then outstanding and due to vest on the twelve (12) month anniversary of Mr. Marvin’s employment commencement date will accelerate and become exercisable if Mr. Marvin has been employed by the Company at such time for six (6) months or more but less than twelve (12) months; and (b) all time-based Options due to vest on or before December 31 of the year in which termination occurs then outstanding will accelerate and become exercisable if Mr. Marvin has been employed by the Company at such time for twelve (12) months or longer.

The foregoing description of Mr. Marvin’s employment agreement is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed as Exhibit 10.10 hereto.

Director Compensation Table

The table below outlines compensation earned by our non-executive directors for the fiscal year ended December 31, 2022, including fees earned in cash and options awarded for services provided as a director:

Name	Fees earned or paid in cash ($)	Option awards ($)		Total ($)
Nissim Darvish	47,000	76,000	(1)	123,000
Jill Quigley	23,000	15,000	(2)	38,000
Alan Moses	43,000	76,000	(3)	119,000
Claude Nicaise	47,000	76,000	(4)	123,000
Neil Cohen	47,000	76,000	(5)	123,000

(1) (i) 11,884 of the options granted to Dr. Darvish vest and become exercisable in equal monthly installments over a 36 month period commencing on March 16, 2021, and (ii) 6,820 options vest and become exercisable on March 16, 2023, subject to Dr. Darvish’s continued service. Additional 10,123 options have fully vested.

(2) The options granted to Ms. Quigley vest and become exercisable in equal monthly installments over a 36 month period commencing on June 16, 2022, subject to Ms. Quigley’s continued service.

(3)  (i) 11,884 of the options granted to Dr. Moses vest and become in equal monthly installments over a 36 month period commencing on March 16, 2021, and (ii) 6,820 of the options granted to Dr. Moses vest and become exercisable on March 16, 2023, subject to Dr. Moses’ continued service.

(4) (i) 11,884 of the options granted to Dr. Nicaise vest and become in equal monthly installments over a 36 month period commencing on March 16, 2021, and (ii) 6,820 of the options granted to Dr. Nicaise vest and become exercisable on March 16, 2023, subject to Dr. Nicaise's continued service.

(5) (i) 11,884 of the options granted to Mr. Cohen vest and become exercisable in equal monthly installments over a 36 month period commencing on March 16, 2021, (ii) 6,820 options vest and become exercisable on March 16, 2023, and (iii) 688 options vest and become exercisable over a period of three (3) years with one quarter (1/4) of the options vesting on July 16, 2021, the first anniversary of the grant date, and the remainder in equal amounts over the ensuing 24 monthly periods commencing on October 16, 2021, subject to Mr. Cohen’s continued service.

Director Compensation

We have adopted a Compensation Policy regarding the terms of office and employment of its “office holders” (as defined in the Israeli Companies Law, 5759-1999), including cash compensation, equity-based awards, releases from liability, indemnification and insurance, severance and other benefits. Chemomab compensates its directors and senior management team in accordance with the recommendation of its compensation committee and, generally, subject to the approval of our Board and shareholders. That compensation will generally need to be consistent with the terms of our Compensation Policy, which will require periodic approval, in accordance with the requirements of the Companies Law.

In addition to the Compensation Policy, on March 15, 2021, our shareholders approved certain actual compensation terms applicable to our current and future directors (the “Director Compensation Package”), pursuant to which (and among other terms) (i) our non-employee directors are entitled to receive an annual option grant of up to 0.05% of the Company’s share capital on a fully diluted basis, (ii) the chairman of our Board is entitled to receive an annual option grant of up to 0.2% of the Company’s share capital on a fully diluted basis and (iii) our non-employee directors are entitled to receive an annual cash fee of $35,000. The Director Compensation Policy implements terms for actual equity compensation that will be granted to directors on a regular basis and determines the annual cash fee that may be paid to non-employee directors. In accordance with the Companies Law, equity grants to our directors that are within the limitations of the Director Compensation Package require the approval of our compensation committee and Board, but not our shareholders, while any contemplated compensation made in excess of the Director Compensation Package will require the approval of our shareholders. Furthermore, any such compensation, including the annual cash fee payable to our non-employee directors, must be limited to the framework of the Director Compensation Package.

Outstanding Equity Awards at Fiscal Year End

The table below outlines options to purchase ADSs held by our non-employee directors outstanding as of December 31, 2022.

	Option awards
Name	Number of ADSs underlying unexercised options (#) exercisable	Number of ADSs underlying unexercised options (#) unexercsiable	Option exercise price ($)	Option expiration date
Nissim Darvish	10,123	-	0.80	October 27, 2026
Nissim Darvish	6,932	4,952	27.26	April 19, 2031
Nissim Darvish	-	6,820	3.53	March 7, 2032

Alan Moses	6,932	4,952	27.26	April 19, 2031
Alan Moses	-	6,820	3.53	March 7, 2032

Claude Nicaise	6,932	4,952	27.26	April 19, 2031
Claude Nicaise	-	6,820	3.53	March 7, 2032

Neil Cohen	515	173	13.20	July 16, 2030
Neil Cohen	6,932	4,952	27.26	April 19, 2031
Neil Cohen	-	6,820	3.53	March 7, 2032

Jill Quigley	2,273	11,367	3.25	June 16, 2032

Equity Incentive Plans

We maintain (i) the 2011 Share Option Plan (the “2011 Plan”), (ii) the 2017 Plan and (iii) the 2015 Plan, which was assumed by our company from the Subsidiary upon the effectiveness of the Merger. At that time, outstanding options under the 2015 Plan became exercisable for such number of ADSs of our company (formerly known as Anchiano Therapeutics Ltd.) as was determined based on the exchange ratio in the Merger Agreement, with a reciprocal adjustment to exercise price. As of December 31, 2022, a total of 1,422,153 of ADSs were reserved for issuance under the 2015 Plan, of which 172,276 ADSs had been issued pursuant to previous exercises options, and 1,173,037 ADSs were issuable under outstanding options. Of such outstanding options, options to purchase 620,036 ADSs had vested and were exercisable as of that date, with a weighted average exercise price of $5.96 per ADS.

As of December 31, 2022, a total of 625,581 of ADSs were reserved for issuance under the 2017 Plan, of which 586,540 ADSs were issuable under outstanding options. Of such outstanding options, options to purchase 21,377 ADSs had vested and were exercisable as of that date, with a weighted average exercise price of $6.98 per ADS. No ADSs had been issued pursuant to previous exercises options.

2011 Plan

On December 19, 2011, our board of directors adopted the 2011 Plan to allocate options to purchase our ordinary shares to our directors, officers, employees and consultants, and those of our affiliated companies (as such term is defined under the 2011 Plan), or the Grantees. The 2011 Plan is administered by our board of directors or a committee that was designated by our board of directors for such purpose (the “Administrator”).

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

Unless otherwise determined by the Administrator, the Options granted under the 2011 Plan will become vested and may be exercised in 16 equal portions of 6.25% of the total number of Options, at the end of each quarter following the day the Options were granted. Unless otherwise determined by our board of directors, the Options may be exercised for ten years following the date of grant, unless terminated earlier, and as long as the Grantee is employed by the Company (or by an affiliated company), or provides service to the Company (or an affiliated company).

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

2015 Plan

In November 2015, the Subsidiary’s board of directors adopted, and its shareholders subsequently approved, the 2015 Plan. The 2015 Plan provides for the grant of options, restricted shares, restricted share units and other share-based awards to the Subsidiary’s (following the Merger, the Company’s) and its subsidiaries’ and affiliates’ directors, employees, officers, consultants, advisors, and any other person whose services are considered valuable to Chemomab or its affiliates. Any such grants are intended to incentivize the foregoing persons to continue as service providers, to increase their efforts on Chemomab’s behalf or on behalf of its subsidiaries or affiliates, and to promote the success of its business.

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

The 2015 plan was assumed by our company from the Subsidiary upon the effectiveness of the Merger.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 16, 2023, regarding beneficial ownership of our ordinary shares represented by ADSs:

•	each person who is known by us to own beneficially more than 5% of our ordinary shares;
•	each director;
•	each executive officer; and
•	all of our directors and executive officers collectively.

The percentages of ordinary shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.

Unless otherwise noted, the address of each director and current and former executive officer of Chemomab is Kiryat Atidim, Building 7, Tel Aviv, Israel 6158002.

NAME OF BENEFICIAL OWNER	Total Beneficial Ownership (ADSs)	Percentage of ADSs Beneficially Owned†
5% and Greater Shareholders
OrbiMed Israel (1)	2,270,091	20.5%
The Centillion Fund(2)	661,370	6.0%
Rivendell Investments 2017-9(3)	1,131,563	10.2%
Kobi George(4)	747,445	6.7%
Apeiron Group(5)	770,388	6.9%
Directors and Executive Officers
Dale Pfost (6)	174,757	1.6%
Donald Marvin (7)	75,828	* %
Adi Mor (8)	747,445	6.7%
Neil Cohen (9)	25,702	*
Nissim Darvish (10)	26,395	*
Alan Moses (11)	15,072	*
Claude Nicaise (12)	15,072	*
Jill Quigley (13)	3,788	*
Matthew Frankel	-	-
All current executive officers and directors as a group (9 persons)	1,084,059	9.40%

† Percentage ownership based on 11,049,812 ADSs outstanding as of March 16, 2023
* Less than one percent (1%)

(1)
Pursuant to a Schedule 13D/A filed with the SEC by OrbiMed Israel BioFund GP Limited Partnership (“OrbiMed BioFund”) and OrbiMed Israel GP Ltd. (“OrbiMed GP”, and together with OrbiMed BioFund, “OrbiMed Israel”) on January 5, 2023, such amount consists of (i) 2,241,274 ADSs and (ii) 28,817 ADSs issuable upon the exercise of warrants to purchase ADSs. OrbiMed GP, a company that acts as general partner of certain limited partnerships, is the general partner of OrbiMed BioFund, which is the general partner of OrbiMed Israel Partners Limited Partnership, which is the entity that holds the foregoing securities. The address of OrbiMed Israel is 89 Medinat HaYehudim St., Build E, 11th Floor, Herzliya 46766 Israel.

(2)	The address of Centillion Fund, Inc. is 10 Manoel Street, Castries, Saint Lucia.

(3)
Represents 1,108,509 ADSs, representing 22,170,180 ordinary shares, held by Rivendell Investments 2017-9 LLC, or Rivendell, as reported by Rivendell on Schedule 13G filed with the SEC on March 26, 2021, and 23,054 ADSs, representing 461,080 Ordinary Shares, issuable upon the exercise of warrants. Rivendell is the shareholder of record. Peter Thiel is the beneficial owner of Rivendell and has sole voting and investment power over the securities held by Rivendell. The address of Rivendell is 1209 Orange Street, Wilmington, Delaware 19801.

(4)
Consists of (i) 257,247 ADSs owned directly by Dr. George, (ii) 324,775 ADSs owned by Dr. Adi Mor (Dr. George’s spouse), (iii) 33,725 options to purchase 33,725 ADSs issued directly to Dr. George, issuable upon the exercise of options, and (iv) 131,698 options to purchase 131,698 ADSs, issued to Dr. Mor, (Dr. George’s spouse), as reported by Dr. Adi Mor on Schedule 13D/A filed with the SEC on November 17, 2022.

(5)
The Apeiron Group consists of (i) Apeiron SICAV Ltd. - Presight Capital Fund One, of which owns 438,993 ADSs, (ii) Apeiron Presight Capital Fund II, LP, of which owns 288,170 ADSs and 28,817 ADSs issuable upon the exercise of warrants and (iii) Apeiron Investment Group Ltd., of which owns 14,408 ADSs issuable upon the exercise of warrants. Each of Fabian Hansen and Christian Angermayer may be deemed to share voting and investment power with respect to the ADSs held by the Apeiron Group.

(6)	Includes 2,500 ADSs and 172,257ADSs issuable upon the exercise of options within 60 days of the date hereof as reported by Dr. Dale Pfost on Form 4 filed with the SEC on March 15, 2022.

(7)	Includes 2,000 ADSs and 73,828ADSs issuable upon the exercise of options within 60 days of the date hereof as reported by Mr. Donald Marvin on Form 4 filed with the SEC on June 21, 2022.

(8)
Consists of (i) 324,775 ADSs owned directly by Dr. Mor, (ii) 257,247 ADSs owned by Dr. George, (Dr. Mor’s spouse), (iii) 131,698 ADSs issued to Dr. Mor, issuable upon the exercise of options within 60 days of the date hereof, and (iv) 33,725 options to purchase 33,725 ADSs issued to Dr. George, (Dr. Mor’s spouse) issuable upon the exercise of options within 60 days of the date hereof, as reported by Dr. Adi Mor on Schedule 13D/A filed with the SEC on November 17, 2022.

(9)	Includes 10,000 ADSs, and 15,702 ADSs issuable upon the exercise of options within 60 days of the date hereof, as reported by Mr. Neil Cohen on Form 4 filed with the SEC on November 11, 2022.

(10)	Includes 1,200 ADSs, and 25,195 ADSs issuable upon the exercise of options within 60 days of the date hereof, as reported by Dr. Nissim Darvish on Form 4 filed with the SEC on March 14, 2022.

(11)	Represents 15,072 ADSs issuable upon the exercise of options within 60 days of the date hereof, as reported by Dr. Alan Moses on Form 4 filed with the SEC on March 9, 2022.

(12)	Represents 15,072 ADSs issuable upon the exercise of options within 60 days of the date hereof, as reported by Dr. Claude Nicaise on Form 4 filed with the SEC on March 9, 2022.

(13)	Represents 3,788 ADSs issuable upon the exercise of options within 60 days of the date hereof, as reported by Ms. Jill Quigley on Form 4 filed with the SEC on June 16, 2022.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2022, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Described below are any transactions occurring since the beginning of our last fiscal year, and any currently proposed transactions to which either the Company was a party and in which:

•	The amounts involved exceeded or will exceed$120,000; and

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

The Repurchase Arrangement

As previously reported in  our Registration Statement on Form S-4 (File No. 333-252070), filed with SEC on January 13, 2021 and declared effective by the SEC on February 10, 2021, Chemomab Ltd. filed an application with the Israel Tax Authority for a tax ruling (the “Tax Ruling”) in connection with the Merger, pursuant to which certain of Chemomab Ltd.’s shareholders were entitled to defer an immediate Israeli tax liability resulting from the exchange of shares that otherwise would have been deemed a sale. The deferral of the aforementioned tax liability is set to lapse on March 16, 2023, which is the two-year anniversary of the closing date of the Merger. Dr. Adi Mor, co-founder of Chemomab Ltd. and both our Chief Scientific Officer and a Class III director, and Professor Kobi George, co-founder of Chemomab Ltd. (together with Dr. Adi Mor, the “Co-Founders”), will be required to pay a substantial tax liability to the Israeli Tax Authority upon the expiration date of the deferral period. In order to pay this tax liability, the Co-Founders had to sell part of their holdings in the Company. In light of the foregoing, we elected to enter into a share purchase agreement (the “Repurchase Arrangement”) with the Co-Founders whereby we agreed, subject to the requisite court approval required under Section 303(a) of the Companies Law, which we received on November 14, 2022, to repurchase up to 582,023 of our ADSs owned by the Co-Founders, for consideration not to exceed an aggregate amount of $2,500,000, depending on the market price of the ADSs at the time of any repurchase. Accordingly, on November 16, 2022, we repurchased the entire amount of 582,023 ADSs from the Co-Founders at a weighted average price of $2.0848 and for total consideration of approximately $1,213,400.

We do not expect any change in our cash runway as a result of the Repurchase Arrangement. Our current cash, cash equivalents and  bank deposits are expected to last through at least March 31, 2024.  We are likely to need to secure additional financing to complete our clinical development programs for PSC and SSc that are projected to have topline readouts in the second half of 2024. We continue to manage our cash runway and believe additional capital will be available when required.

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

Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our board of directors has determined that each of the directors is independent as defined under Nasdaq listing standards, with the exceptions of Dr. Mor and Dr. Pfost. Our board of directors also determined that Nissim Darvish and Neil Cohen, who comprise each of the compensation committee and the corporate governance and nominating committee, all satisfy the independence standards for such committees established by the SEC and Nasdaq listing standards, as applicable. With respect to the audit committee, our board of directors has determined that Jill Quigley, Alan Moses and Claude Nicaise satisfy the independence standards for such committee established by Rule 10A-3 under the Exchange Act, the SEC and Nasdaq listing standards, as applicable, and that Jill Quigley is a financial expert under the rules of the SEC. The board of directors considered the relationships between such directors and certain of the investors of the Company and determined that such relationships did not affect such directors’ independence under the standards of Nasdaq, or, where applicable, under SEC rules.

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

In addition, under the Companies Law, our board of directors must determine the minimum number of directors who are required to have financial and accounting expertise. Under applicable regulations, a director with financial and accounting expertise is a director who, by reason of his or her education, professional experience and skill, has a high level of proficiency in and understanding of business accounting matters and financial statements. He or she must be able to thoroughly comprehend the financial statements of the company and initiate discussion regarding the manner in which financial information is presented. In determining the number of directors required to have such expertise, the board of directors must consider, among other things, the type and size of the company and the scope and complexity of its operations. Our board of directors has determined that we require at least one director with the requisite financial and accounting expertise and that Jill Quigley has such expertise.

Item 14. Principal Accountant Fees and Services

Somekh Chaikin, a member firm of KPMG International, located in Tel Aviv, Israel, PCAOB ID 1057, has served as our independent registered public accounting firm for 2022 and 2021. The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2022 and 2021 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered during the period in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	Year Ended December 31,
	2022	2021
Audit Fees	223	173
Tax Fees	30	29
All Other Fees	-	-
Total	253	202

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed with the SEC on March 17, 2021)

4.1	Description of Share Capital (incorporated by reference to Exhibit 4.1 to the Registrant’s annual report on Form 10-K for the year-ended December 31, 2021, filed with the SEC on March 30, 2022)

4.2
Form of Deposit Agreement between Chemomab Therapeutics Ltd. (f/k/a Anchiano Therapeutics Ltd.), the Bank of New York Mellon as Depositary, and owners and holders from time to time of ADSs issued by the Company, dated February 14, 2019 (incorporated by reference to Exhibit 4.1 to the Registrants registration statement on Form S-1 filed with the SEC on January 13, 2023)

10.1
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 of the Company’s Amendment No. 1 to its Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 10, 2021)

10.2+
Compensation Policy for Officers and Directors (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 30, 2022)

10.3+
2011 Incentive Plan for Employees, Officers and Consultants (previously filed as Exhibit 10.6 of our Registration Statement on Form F-1 (File No. 333-229155) as filed with the SEC on January 7, 2019 and incorporated by reference herein).

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
CMC Collaboration Agreement between Chemomab Ltd. and CMC ICOS Biologics, Inc., dated June 7, 2015 (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 1 to its Registration Statement on Form S-4 filed with the Securities and Exchange Commission on February 10, 2021)

10.8
Controlled Equity OfferingSM Sales Agreement, dated April 30, 2021, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.2 of the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 30, 2021)

10.9+
Employment Agreement, dated September 1, 2021, by and between Chemomab Therapeutics, Inc. and Dale Pfost (incorporated by reference to Exhibit 10.9 to the Registrants registration statement on Form S-1 filed with the SEC on January 13, 2023)

10.10+
Employment Agreement, dated November 8, 2021, by and between Chemomab Therapeutics, Inc. and Donald Marvin (incorporated by reference to Exhibit 10.10 to the Registrants registration statement on Form S-1 filed with the SEC on January 13, 2023)

10.11+
Consulting Agreement, dated April 18, 2022, by and between Chemomab Ltd. and Dr. Adi Mor (incorporated by reference to Exhibit 10.11 to the Registrants registration statement on Form S-1 filed with the SEC on January 13, 2023)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s annual report on Form 10-K for the year-ended December 31, 2021, filed with the SEC on March 30, 2022)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page hereto)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1†	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CHEMOMAB THERAPEUTICS LTD.

Date: March 20, 2023	By:	/s/ Dale Pfost
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

Signature	Title	Date

/s/ Dale Pfost	Chief Executive Officer and Chairman of the Board	March 20, 2023
Dale Pfost	(Principal Executive Officer)

/s/ Donald Marvin	Chief Financial Officer, Executive Vice President and Chief Operating Officer	March 20, 2023
Donald Marvin	(Principal Financial and Accounting Officer)

/s/ Adi Mor	Director, Chief Scientific Officer	March 20, 2023
Adi Mor

/s/ Nissim Darvish	Director	March 20, 2023
Nissim Darvish

/s/ Jill Quigley	Director	March 20, 2023
Jill Quigley

/s/ Alan Moses	Director	March 20, 2023
Alan Moses

/s/ Claude Nicaise	Director	March 20, 2023
Claude Nicaise

/s/ Neil Cohen	Director	March 20, 2023
Neil Cohen

Chemomab Therapeutics Ltd. and its subsidiaries Consolidated Financial Statements As of December 31, 2022

Chemomab Therapeutics Ltd. and its subsidiaries

Consolidated Financial Statements as of December 31, 2022

Somekh Chaikin
KPMG Millennium Tower
17 Ha’arba’a Street, PO Box 609
Tel Aviv 61006, Israel
+972 3 684 8000

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors,
Chemomab Therapeutics Ltd.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Chemomab Therapeutics Ltd. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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
Tel Aviv, Israel
February 20, 2023

© 2023 KPMG Somekh Chaikin, an Israeli partnership and a member firm of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee. All rights reserved.

Chemomab Therapeutics Ltd. and its subsidiaries

Consolidated Balance Sheets as of
In USD thousands (except share and per share amounts)

	Note	December 31, 2022	December 31, 2021
Assets

Current assets
Cash and cash equivalents	3	13,519	15,186
Short-term bank deposit		26,374	45,975
Restricted cash		77	-
Other receivables and prepaid expenses	4	1,766	1,527

Total current assets		41,736	62,688

Non-current assets
Restricted cash		-	55
Long-term prepaid expenses		733	908
Property and equipment, net	5	367	357
Operating lease right-of-use assets	6	227	345

Total non-current assets		1,327	1,665

Total assets		43,063	64,353

Current liabilities
Trade payables		1,688	1,336
Accrued expenses		3,378	555
Employee and related expenses		1,560	653
Operating lease liabilities	6	123	106

Total current liabilities		6,749	2,650

Non-current liabilities
Non-current operating lease liabilities	6	91	237

Total non-current liabilities		91	237

Commitments and contingent liabilities	7

Total liabilities		6,840	2,887

Shareholders' equity	8

Ordinary Shares no par value - Authorized: 650,000,000 shares as of December 31, 2022 and 2021;
Issued and outstanding: 232,636,700 Ordinary shares at December 31, 2022 and 228,090,300 Ordinary shares at December 31, 2021		-	-
Treasury share at cost (11,640,460 shares as of December 31, 2022)		(1,218)	-
Additional paid-in capital		101,260	97,639
Accumulated deficit		(63,819)	(36,173)

Total shareholders’ equity		36,223	61,466
Total liabilities and shareholders’ equity		43,063	64,353

_____________________                   _____________________

Chief Executive Officer                      Chief Financial Officer

Date of approval of the financial statements: February 20, 2023

The accompanying notes are an integral part of the consolidated financial statements.

Chemomab Therapeutics Ltd. and its subsidiaries

Consolidated Statements of Operations for the year ended
In USD thousands (except share and per share amounts)

	Note	December 31, 2022	December 31, 2021
Operating expenses

Research and development	9	16,977	6,334

General and administrative	10	11,556	6,033

Total operating expenses		28,533	12,367

Financing (income) expenses, net		(353)	111

Loss before taxes		28,180	12,478

Taxes on income (benefit)	11	(534)	-

Net loss for the year		27,646	12,478

Basic and diluted loss per Ordinary Share	13	0.121	0.060

Weighted average number of Ordinary Shares outstanding, basic, and diluted	13	227,589,288	207,468,650

The accompanying notes are an integral part of the consolidated financial statements.

Chemomab Therapeutics Ltd. and its subsidiaries

Consolidated Statements of Changes in Equity
In USD thousands (except share amounts)

	Ordinary Shares		Treasury share		Additional paid in capital	Accumulated Deficit	Total Shareholders' equity
	Number	USD	Number	USD	USD	USD	USD
Balance as of January 1, 2021	9,274,838	-	-	-	34,497	(23,695)	10,802

Share-based compensation	-	-	-	-	2,019	-	2,019
Effect of reverse capitalization transaction	152,299,702	-	-	-	2,476	-	2,476
Issuance of shares and warrants, net of issuance costs	66,381,520	-	-	-	58,637	-	58,637
Exercise of options	134,240	-	-	-	10	-	10
Net loss for the year	-	-	-	-	-	(12,478)	(12,478)
Balance as of December 31, 2021	228,090,300	-	-	-	97,639	(36,173)	61,466

Balance as of January 1, 2022	228,090,300	-	-	-	97,639	(36,173)	61,466
Share-based compensation	-	-	-	-	3,211	-	3,211
Issuance of shares, net of issuance costs	2,576,400	-	-	-	267	-	267
Exercise of options	1,970,000	-	-	-	143	-	143
Treasury share at cost	-	-	(11,640,460)	(1,218)	-	-	(1,218)
Net loss for the year	-	-	-	-	-	(27,646)	(27,646)
Balance as of December 31, 2022	232,636,700	-	(11,640,460)	(1,218)	101,260	(63,819)	36,223

Chemomab Therapeutics Ltd. and its subsidiaries

Statements of Cash flows for the year ended
In USD thousands

	December 31, 2022	December 31, 2021
Cash flows from operating activities
Net loss for the year	(27,646)	(12,478)

Adjustments for operating activities:
Depreciation	58	34
Share-based compensation	3,211	2,019
Change in other receivables and prepaid expenses	(64)	(2,058)
Change in trade payables	352	1,175
Change in accrued expenses	2,823	(1,279)
Change in employees and related expenses	907	215
Change in operating leases	(11)	(2)
Net cash used in operating activities	(20,370)	(12,374)

Cash flows from investing activities
Investment in deposits	19,601	(45,951)
Long-term lease deposit	-	4
Sale of asset held for sale	-	1,000
Purchase of property and equipment	(68)	(239)
Net cash provided by (used in) investing activities	19,533	(45,186)

Cash flows from financing activities
Cash acquired in Merger	-	2,427
Exercise of options	143	10
Treasury share at cost	(1,218)	-
Issuance of shares and warrants, net of issuance costs	267	58,637
Net cash provided by (used in) financing activities	(808)	61,074

Change in cash, cash equivalents and restricted cash	(1,645)	3,514

Cash, cash equivalents and restricted cash at beginning of the year	15,241	11,727

Cash, cash equivalents and restricted cash at end of the year	13,596	15,241

Supplementary cash flows information:

A. Cash paid and received during the year for:
Income taxes received	351	-
Income taxes paid	(5)	-
Interest received	972	74

B. Significant non- cash transaction:
Right-of-use asset recognized with corresponding lease liability	17	345
Liabilities assumed, net of non-cash assets received in Merger	-	49

The accompanying notes are an integral part of the consolidated financial statements.

Chemomab Therapeutics Ltd. and its subsidiaries

Notes to the Financial Statements as at December 31, 2022

Note 1 - General

1.Chemomab Therapeutics Ltd. (hereinafter - "the Company") is an Israeli-based company incorporated under the laws of the State of Israel in September 2011. The Company’s registered office is located in Kiryat Atidim, Tel Aviv, Israel.

The Company is a clinical-stage biotech company discovering and developing innovative therapeutics for conditions with high-unmet medical need that involve inflammation and fibrosis.

The wholly owned subsidiaries of the Company are: Chemomab Ltd. ("Chemomab"), Chemomab Therapeutics Israel Ltd. and Chemomab Therapeutics Inc.

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

3.Since January 2020, the COVID-19 pandemic has dramatically expanded into a worldwide pandemic, creating macro-economic uncertainty and disruption in the business and financial markets. Many countries around the world, including Israel, had taken  measures designated to limit the continued spread of the COVID-19 pandemic, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. The Company's clinical trial sites have been affected by the COVID-19 pandemic, and as a result, commencement of the enrollment in our clinical trials of CM-101 in PSC was delayed, and the enrollment rate has been, and is still, affected as well. As a result, The Company expanded its patient recruiting efforts to additional territories. In addition, after enrollment in these trials, patients might still drop out because of possible COVID-19 implications. Based on management’s assessment, the extent to which the lingering effects of the COVID-19 pandemic will further impact the Company's operations will depend on future developments. These developments, which are highly uncertain and cannot be predicted with confidence,including the duration and severity of the impact on patient enrollment following the attenuation of the outbreak The Company is carefully monitoring the impacts arising from  the COVID-19 pandemic and will adjust activities accordingly.

4.On December 14, 2020, the Company (formerly known as Anchiano Therapeutics Ltd.) entered into an Agreement and Plan of Merger (the "Merger" and “Merger Agreement”) with Chemomab Ltd., an Israeli limited company, and CMB Acquisition Ltd., an Israeli limited company and a wholly owned subsidiary of the Company (“Merger Sub”). On March 16, 2021, (the “Effective Time”), the Company consummated the Merger pursuant to the Merger Agreement Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Chemomab Ltd., with Chemomab Ltd. surviving the Merger as the Company's wholly owned subsidiary. In connection with the Merger, on March 16, 2021, the Company changed its name from “Anchiano Therapeutics Ltd.” To “Chemomab Therapeutics Ltd" and the business conducted by Chemomab Ltd. became primarily the business conducted by the Company.

At the Effective Time(a) each Chemomab Ltd. ordinary share outstanding immediately prior to the Effective Time was converted solely into number of American Depository Shares equal to the exchange ratio described in the Merger Agreement, and each outstanding Chemomab Ltd. option was assumed by the Company, based on the same exchange ratio.

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 1 - General (cont’d)

4.  (cont'd)

For accounting purposes, Chemomab Ltd. is considered to have acquired the Company based upon the terms of the Merger as well as other factors. The Merger has been accounted for as an asset acquisition (reverse recapitalization transaction) rather than a business combination, as the assets acquired, and the liabilities assumed by Chemomab Ltd. do not meet the definition of a business under U.S. GAAP. The net assets acquired in connection with the Merger were recorded at their estimated acquisition date fair market value as of March 16, 2021, the date of completion of the Merger.

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
Notes to the Financial Statements as at December 31, 2022

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
Notes to the Financial Statements as at December 31, 2022

Note 2 - Summary of Significant Accounting Policies (cont’d)

G.Impairment of long-lived assets

The Company’s property and equipment are reviewed for impairment in accordance with ASC 360, “Property and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the periods ended December 31, 2022 and 2021, no impairment losses have been recorded.

H.Research and Development

Research and development costs are charged to operations as incurred. Most of the research and development expenses are for subcontractors and wages.

I.Income taxes

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
Notes to the Financial Statements as at December 31, 2022

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
Notes to the Financial Statements as at December 31, 2022

Note 2 - Summary of Significant Accounting Policies (cont’d)

M.Severance pay

Pursuant to Section 14 of the Severance Compensation Law, 1963 ("Section 14"), all employees of the Company are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made on their behalf with insurance companies. Upon release of the policy to the employee, no additional liability exists between the parties regarding the matter of severance pay and no additional payments shall be made by the Company to the employee. This plan has been accounted for as a defined contribution plan. Severance costs amounted to approximately $142 thousand and $116 thousand for the year ended December 31, 2022 and 2021, respectively.

N.Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.

Cash and cash equivalents and short- term deposits are invested in banks. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

O.Leases

Under Topic 842, the Company determines if an arrangement is a lease at inception. Right-of-use (ROU) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company's incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be 5% and 5.2% in 2022 and 2021, respectively. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. When determining the probability of exercising such options, the Company considers contract-based, asset-based, entity-based, and market-based factors. For leases agreements, the Company has elected the practical expedient to account for the lease and non-lease maintenance components as a single lease component. Therefore, for those leases, the lease payments used to measure the lease liability include all the fixed consideration in the contract. The Company's lease agreements generally do not contain any residual value guarantees or restrictive covenants.

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

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 2 - Summary of Significant Accounting Policies (cont’d)

P.Principles of consolidation

The consolidated financial statements include the accounts of the Company and its Subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Q.Earnings per ordinary share

Basic earnings per ordinary share is calculated using only weighted average ordinary shares outstanding. Diluted earnings per share, if relevant, gives effect to dilutive potential ordinary shares outstanding during the year.  Such dilutive shares consist of incremental shares, using the treasury stock method, from the assumed exercise of share options.

Note 3 - Cash and Cash Equivalents

	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands

In USD	10,663	10,720
In NIS	2,756	1,116
In other currencies	100	3,350

	13,519	15,186

Note 4 - Other Receivables and Prepaid Expenses

	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands
Government institutions	459	179
Prepaid expenses	1,307	1,348

	1,766	1,527

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 5 - Property and Equipment, Net

	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands
Cost:
Computers	70	43
Furniture and equipment	33	27
Laboratory equipment	399	364
Website development	14	14
Leasehold improvements	16	16
	532	464

Less - accumulated depreciation	(165)	(107)

	367	357

Note 6 - Leases

On May 10, 2020, Chemomab entered into an office and lab space lease agreement (hereinafter – “The Agreement” .(According to the Agreement, Chemomab  rented a space in Atidim Park, Tel-Aviv for a period of three years, through May 2023. Chemomab was granted an option to extend the lease term by additional three years.

On October 24, 2021, Chemomab signed an amendment to the Agreement ("The Amendment"). According to the Amendment, On December 12, 2021 Chemomab returned the previous office and lab space to the property owner and rented a larger space in Atidim Park Tel-Aviv, for a term of 3 years, through October 2024. In addition, Chemomab was granted an option to extend the lease term by additional three years. The annual rent and management fees are approximately $122 thousand. Pursuant to the Amendment, the bank guarantee issued in 2020 was canceled and a substitute bank guarantee of approximately $77 thousand was issued to the property owner during 2022.

The above operating leases are included in “Operating lease right-of-use assets” on the Company’s Consolidated Balance sheets as of December 31, 2022 and 2021 and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to pay lease payments are included in the current liabilities as “Operating lease liabilities” and in the non-current liabilities as “Non-current operating lease liabilities” on the Company’s Consolidated Balance sheets as of December 31, 2022 and 2021. Based on the present value of the lease payments for the remaining lease term of the Company’s existing lease agreement, the Company recognized operating right-of-use assets and operating lease liabilities of approximately $345 thousand on December 12, 2021.

During the years ended December 31, 2022 and 2021, the Company recognized an increase in right of use assets of $17 thousand and $345 thousand, respectively.

As of December 31, 2022, and 2021 operating right-of-use asset was $227 thousand and $345 thousand, respectively. The operating lease liabilities were $214 thousand and $343 thousand, respectively.

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 6 - Leases (cont’d)

As most of the Chemomab’s leases do not provide an implicit rate, Chemomab uses its incremental borrowing rate based on the information available at the commencement date of each lease in determining the present value of lease payments. Chemomab’s incremental borrowing rate is a hypothetical rate based on its estimation of what its credit rating would be the rate was 5% in 2022 and 5.2% in 2021.

Maturities of lease liabilities under noncancellable leases as of December 31, 2022, are as follows: (in thousands):

2023	126
2024	93
Total future minimum lease payments	219
Less imputed interest:	(5)
Present value of operating lease liabilities	214

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

In addition, with respect to each Licensed Product (as defined therein), Chemomab has agreed to  pay the Fund the following non-refundable, non-creditable amounts:

(a)$100 thousand upon submission of a New Drug Application (“NDA”), Biological License Application (“BLA”) or equivalent for each Licensed Product to the United States Food and Drug Administration (“FDA”), $100 thousand upon submission of similar application for each Licensed Product to an equivalent foreign regulatory agency in Europe and one hundred thousand dollars upon submission of similar application for each Licensed Product to an equivalent foreign regulatory agency in Asia. Payment in the aggregate shall not be more than $300 thousand per each Licensed Product, provided that for each jurisdiction, payment shall be made only once;

(b)$200 thousand upon the grant of FDA or equivalent agency marketing approval in Europe and/or Asia for each Licensed Product. Payment in the aggregate shall not be more than $600 thousand per each Licensed Product, provided that for each jurisdiction, payment shall be made only once.

As of December 31, 2022 no payments were made to the Fund.

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 7 - Commitments and Contingent Liabilities (cont’d)

A.Exclusive License Agreement (hereinafter- “the License Agreement”) (cont’d)

In addition to the payments described above, upon the occurrence of either (i) closing of a public offering of the ordinary shares of Chemomab; or (ii) a Change of Control Transaction, Chemomab shall pay the Fund a cash payment equal to one percent (1%) of the proceeds raised by Chemomab in its initial public offering, or 1% of the consideration received by Chemomab or its shareholders at the closing of a Change of Control Transaction (after deduction of amounts paid as liquidation preference to the shareholders of Chemomab on account of their investment in Chemomab, if any), but in any event not more than $3,000 thousand.

Chemomab partially financed its research and development expenditures under programs sponsored by the Israel Innovation Authority (“IIA”) for the support of certain research and development activities conducted in Israel.

In return for the IIA’s participation, Chemomab is committed to pay royalties at rate of 3% of sales of the developed product (linked to U.S. dollar), up to 100% of the amount of grants received (100% plus interest at LIBOR). In addition, the IIA may impose certain conditions to transfer technology or development out of Israel.

Chemomab did not receive any grants from the IIA in the years ended December 31, 2022, and 2021.

Since Chemomab ’s incorporation through December 31, 2022 Chemomab received $1,227 thousand from the IIA, which were recognized as a reduction of research and development expenses.

As of December 31, 2022, Chemomab has no commitment for royalties payable.

B.In June 2015, Chemomab entered into a license agreement with subcontractor (“the Subcontractor”), under which the Subcontractor granted to Chemomab certain licenses to use proprietary rights of the subcontractor, materials and know how in the techniques and use of the same, for purposes of research and development of Chemomab 's product CM-101, as well as commercialization thereof. Further to the agreement, the Subcontractor also provides manufacturing services of intermediates and active pharmaceutical ingredients. According to the related manufacturing agreement, the manufacturing of the product is carried out by the Subcontractor in accordance with Chemomab's specifications and timeline.  From time to time, Chemomab and the Subcontractor have been signing additional agreements for additional manufacturing and final process lock of the product for clinical use Under the agreement, Chemomab is also obligated to pay the Subcontractor royalties determined as a percentage of net sales of each licensee product.

During 2022 and 2021, Chemomab recorded expenses related to the above agreements in the amounts of $5,222 thousand and $2,590 thousand, respectively. The expenses were recorded under research and development expenses.

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 7 - Commitments and Contingent Liabilities (cont’d)

C.As of December 31, 2022, the bank imposed restriction on a bank deposit in the amount of $77 thousand for the purpose of secure lease payments under an office lease agreement.

D.During 2022, the Israeli tax authority ("ITA”) notified the Company that it had initiated a routine VAT audit to include tax years 2017 through 2022. The ITA raised several claims, mainly in respect with the recoverability of VAT with respect to Merger Agreement related expenses and the classification of the Company as a holding company. On July 2022, the ITA proposed a settlement, which the Company rejected. As a result, the ITA issued assessments in the aggregate amount of $1,046 thousand. The Company filed an appeal against the ITA’s assessments. The Company has recorded an appropriate provision which considers inherent uncertainty of these matters and the judicial process. Therefore, the outcome may differ from the estimated liability recorded by the Company during the period.

Note 8 - Share Capital

A.Right attached to shares

Ordinary shares

All of the issued and outstanding ordinary shares of the Company are duly authorized, validly issued, fully paid and non-assessable. The ordinary shares are not redeemable, and each ordinary share is entitled to one vote. The holders of the ordinary shares have the right to vote and participate in shareholders' meetings, the right to receive profits, and the right to participate in the accumulated earnings when the Company is dissolved.

1.Voting

The holders of ordinary shares are entitled to vote on all matters submitted to shareholders for a vote.

2.Dividends

The holders of the ordinary shares are entitled to receive dividends, when and as declared by the Board of Directors, and out of funds legally available.

Since its inception, the Company has not declared any dividends.

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 8 - Share Capital (cont’d)

B.Financing rounds

1.In connection with the Merger, on March 15, 2021, the Company entered into Securities Purchase Agreements with certain purchasers, pursuant to which the Company agreed to sell approximately $45.5 million of its American Depositary Shares (ADSs) in a private placement transaction, (or "The Private Placement"). The Private Placement closed on March 22, 2021, at which time the Company sold to the purchasers 2,619,270 ADSs together with warrants to purchase up to 261,929 ADSs at an exercise price of $17.35 per ADS. The warrants will expire five years from the date of issuance, and if exercised in full, will provide to the Company proceeds of approximately $4.5 million. 20 Ordinary Shares are equal to 1 American Depositary Share (ADS).

2.On April 30, 2021, the Company entered into an At the Market Offering Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co., ("Cantor"). According to the ATM Agreement, the Company may offer and sell, from time to time, its ADSs having an aggregate offering price of up to $75 million through Cantor or the ATM Agreement. From April 30, 2021, through December 31, 2022, the Company issued 699,806 ADSs at an average price of $22.75 per ADS under the ATM Agreement, resulting in gross proceeds of $15,917 thousand.

3.On April 25, 2022, the Company filed a prospectus supplement with the SEC for the issuance and sale of up to $18,125,000 of its ADSs in connection with the reactivation of the ATM Facility and pursuant to General Instruction I.B.6 of Form S-3, which, subject to certain exceptions, limits the amount of securities the Company is able to offer and sell under such registration statement to one-third of our unaffiliated public float. During the year ended  December 31, 2022, the Company issued 130,505 ADSs at an average price of $2.11 per ADS under the ATM Agreement, resulting in gross proceeds of $275 thousand.

4.On September 19, 2022, the Company entered  into a share purchase agreement (the “Repurchase Arrangement”) with Dr. Adi Mor, co-founder of Chemomab Ltd., Chief Scientific Officer and a director of the Company and Professor Kobi George, co-founder of Chemomab Ltd. (together with Dr. Adi Mor, the “Co-Founders”), whereby the Company agreed, subject to the requisite court approval required under Section 303(a) of the Israeli Companies Law, 5759-1999 (the “Companies Law”), which the Company received on November 14, 2022, to repurchase up to 582,023 ADSs owned by the Co-Founders, for consideration not to exceed an aggregate amount of $2,500,000, depending on the market price of the ADSs at the time of any repurchase. Accordingly, on November 16, 2022, the company repurchased the entire amount of 582,023 ADSs from the Co-Founders at a weighted average price of $2.0848 and for total consideration of approximately $1,218 thousand.

The Company accounted for the repurchased shares as treasury share in accordance with ASC 505-30, "Treasury Stock".

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 8 - Share Capital (cont’d)

C.Share-based compensation

(1)Share-based compensation plan:

The Company maintains (i) the 2011 Share Option Plan (the “2011 Plan”), (ii) the 2017 Equity-Based Incentive Plan (the “2017 Plan”) and (iii) the Chemomab 2015 Share Incentive Plan (the “2015 Plan”), which was assumed by the Company from Chemomab upon the effectiveness of the Merger. At that time, outstanding options under the 2015 Plan became exercisable for such number of ADSs of the Company as was determined based on the exchange ratio in the Merger Agreement, with a reciprocal adjustment to exercise price.

As of December 31, 2022, a total of 28,443,060 of our Ordinary Shares (equal to 1,422,153 of ADSs) were reserved for issuance under the 2015 Plan, of which 3,445,520 Ordinary Shares (equal to 172,276 ADSs) had been issued pursuant to previous exercises options, and 23,460,740  Ordinary Shares (equal to 1,173,037 ADSs) were issuable under outstanding options. Of such outstanding options, options to purchase 12,400,720 Ordinary Shares (equal to 620,036 ADSs) had vested and were exercisable as of that date, with a weighted average exercise price of $0.30 per Ordinary Share (or $5.96 per ADS). During the year ended December 31, 2022, options to purchase 1,240,120 Ordinary Shares (equal to 62,006 ADS) were canceled.

As of December 31, 2022, a total of 12,511,620 of our Ordinary Shares (equal to 625,581 ADSs) were reserved for issuance under the 2017 Plan, of which 11,730,800 Ordinary Shares (equal to 586,540 ADSs) were issuable under outstanding options. Of such outstanding options, options to purchase 427,540 Ordinary Shares (equal to 21,377 ADSs) had vested and were exercisable as of that date, with a weighted average exercise price of $0.35 per Ordinary Share (or $6.98 per ADS). During the year ended December 31, 2022 no options were canceled.

(2)The expenses that were recognized in the consolidated statements of operations for services received from employees and service providers are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands
Research and development	448	137
General and administrative	2,763	1,882

Total share-based compensation expenses	3,211	2,019

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 8 - Share Capital (cont’d)

(3)The number and weighted average exercise price of options are as follows:

	Weighted average exercise price	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (in years)
	2022	2022	2022	2021	2021	2021
Outstanding at January 1	0.38	27,003,260	8.12	0.07	10,455,580	7.8
Acquired in Merger	-	-	-		609,535	-
Exercised	0.07	(1,970,000)	-	0.08	(134,220)	-
Forfeited	0.32	(1,240,120)	-	1.25	(1,712,275)	-
Granted	0.16	11,398,400	7.8	0.62	17,784,640	9.79

Outstanding at December 31	0.33	35,191,540	7.42	0.38	27,003,260	8.12

(4)Fair value measurement:

The fair value of the options is measured at the grant date using the Black-Scholes Option pricing model and the assumptions used to calculate the fair value of the options are as follows:

2022 grants
Weighted average share price (in U.S. dollar)(a)	0.16
Exercise price (in U.S. dollar)	0.10-0.257
Expected life of options (in years)(b)	5.51-6.28
Expected volatility(c)	83.69%-84.31%
Risk-free interest rate(d)	1.75%-4.14%
Dividend yield	0%

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 8 - Share Capital (cont’d)

C.Share-based compensation (cont’d)

4.   (cont'd)

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

Note 9 - Research and Development

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands
Consultants and subcontractors	13,052	3,894
Salaries and related expenses	2,867	1,789
Rent and maintenance	245	114
Share-based compensation	448	137
Other expenses	365	400
	16,977	6,334

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 10 - General and Administrative

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands
Salaries and related expenses	3,435	943
Professional services	2,596	1,695
Share-based compensation	2,763	1,882
Fees to Directors	231	244
Insurance	1,084	1,024
Rent and maintenance	24	29
Other expenses	1,423	216

	11,556	6,033

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

B.Tax assessments

As of December 31, 2022, the Company’s tax reports through December 31, 2017 are considered closed to audit inspections by the Israeli Tax Authority (“ITA”) due to statute of limitation rules effective in Israel.

The Company has not yet been assessed by the ITA since inception.

C.Losses for tax purposes carried forward to future years

As of December 31, 2022, the Company and its subsidiaries had approximately $159 million (approximately $143 million as of December 31, 2021) of net operating loss carryforwards which are available to reduce future taxable income with no limitation on the period of use.

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

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 11 - Income Taxes (cont’d)

C.Losses for tax purposes carried forward to future years (cont'd)

Chemomab Therapeutics Inc., a wholly owned subsidiary of the Company, filed an application with the US Internal Revenue Service to carryback net operating losses. Chemomab Therapeutics Inc received $351 thousand in December 2022 on account of 2016 and 2017 and expects to receive the remainder $183 thousand in 2023. Accordingly, a tax benefit in the total amount of $534 thousand was recorded in the Company’s statement of operations during 2022.

D.Deferred taxes

In respect of:

	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands
Net operating loss carry-forwards	36,550	33,396
Share-based compensation expense	1,774	1,147
Research and development costs	2,858	1,449
Other	13	38
Gross deferred tax assets	41,195	36,030
Less - Valuation allowance	(41,195)	(36,030)

Net deferred tax assets	-	-

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

The Company has established a valuation allowance to offset deferred tax assets on December 31, 2022 and 2021 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. The net change in the total valuation allowance for the year ended at December 31, 2022 was an increase of approximately $5.2 million.

E.Roll forward of valuation allowance

Balance at January 1, 2021	$6,200
Currency transaction loss	2,425
Tax assets acquired through merger	24,535
Income tax expense	2,870
Balance at December 31, 2021	$36,030
Currency transaction Income	(1,316)
Income tax expense	6,481
Balance at December 31, 2022	$41,195

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 11 - Income Taxes (cont’d)

F.Reconciliation of theoretical income tax expense to actual income tax expense

A reconciliation of the Company’s theoretical income tax expense to actual income tax expense is as follows:

	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands
Loss before income taxes	(28,180)	(12,478)
Statutory tax rate	23%	23%
Theoretical tax benefit	(6,481)	(2,870)

Change in temporary differences for which deferred taxes were not recognized	(1,696)	(1,332)
Tax rate differential	20	(101)
Non-deductible expenses	744	239
Losses and other items for which a valuation allowance was provided or benefit from loss carryforwards	6,879	4,064
Actual income tax expense (Benefit)	(534)	-

G.Accounting for uncertainty in income taxes

For the year ended December 31, 2022, the Company did not have any unrecognized tax benefits and does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. The Company’s accounting policy is to accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Note 12 - Related Parties Balances and Transactions

A.Balances with Related Parties:

The following Related Party payables are included in the consolidated Balance Sheets:

	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands
Employee and related expenses	891	278
Accrued expenses	58	72

	949	350

On September 19, 2022, the Company entered into a share purchase agreement with the Company's Co- Founders, see Note 8B(4).

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 12 - Related Parties Balances and Transactions (cont'd)

B.Transactions with Related Parties:

The following transactions with related parties are included in the consolidated Statements of Operations:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
	USD thousands	USD thousands
Salaries and related expenses	2,409	1,255
Share-based payments	2,466	1,775
Professional Services	231	244
Research and development	36	36

	5,142	3,310

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

The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented:

	Year ended	Year ended
	December 31	December 31
	2022	2021
	In USD thousands, except share and per share data
Numerator:
Net loss	27,646	12,478

Denominator:
Weighted-average number of ordinary shares used in computing net loss per share attributable to ordinary shareholders, basic and diluted	227,589,288	207,468,650

Net loss per share attributable to ordinary shareholders, basic and diluted	0.121	0.060

Chemomab Therapeutics Ltd. and its subsidiaries
Notes to the Financial Statements as at December 31, 2022

Note 13 - Net Loss Per Share Attributable to Ordinary Shareholders (Cont'd)

The potential number of ordinary shares that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented since including them would have been anti-dilutive are as follows:

	Year ended	Year ended
	December 31	December 31
	2022	2021
	Number of shares

Outstanding options to purchase ordinary shares	35,191,540	27,003,260

Note 14 - Subsequent Events

On January 13, 2023 the Company filed with the SEC a registration statement on form S-1 for the issuance and sale of up to $20,000,000 of its ADSs.