Form 10-Q
period 2023-03-31
Chemomab Therapeutics Ltd.
filed 2023-05-11
CIK 1534248

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

As of May 8, 2023, the registrant had 11,049,812 American Depositary Shares outstanding.

CHEMOMAB THERAPEUTICS LTD.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Actual results or events could differ materially from those set forth or implied by such forward-looking statements and related assumptions due to certain factors, including, without limitation, the risks set forth under the caption “Risk Factors” below, which are incorporated herein by reference as well as those business risks and factors described elsewhere in this report and in our other filings with the Securities and Exchange Commission (the “SEC”), specifically our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our filed Current Reports on Form 8-K. All forward-looking statements speak only as of the date made, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

 PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Chemomab Therapeutics Ltd. and its subsidiaries Condensed Consolidated Interim Financial Statements As of March 31, 2023 (Unaudited)

Chemomab Therapeutics Ltd.
and its subsidiaries

Unaudited Condensed Consolidated Interim Financial Statements as of March 31, 2023

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Balance Sheets

In USD thousands (except for share amounts)

		March 31,	December 31,
	Note	2023	2022
		Unaudited	Audited
Assets

Current assets
Cash and cash equivalents		20,765	13,519
Short term bank deposits		11,941	26,374
Restricted cash		77	77
Other receivables and prepaid expenses		995	1,766

Total current assets		33,778	41,736

Non-current assets
Long term prepaid expenses		690	733
Property and equipment, net		352	367
Operating lease right-of-use assets		193	227
Total non-current assets		1,235	1,327

Total assets		35,013	43,063

Current liabilities
Trade payables		2,217	1,688
Accrued expenses		3,164	3,378
Employee and related expenses		1,501	1,560
Operating lease liabilities		115	123

Total current liabilities		6,997	6,749

Non-current liabilities
Operating lease liabilities - long term		62	91

Total non-current liabilities		62	91

Commitments and contingent liabilities

Total liabilities		7,059	6,840

Shareholders' equity	1

Ordinary shares no par value - Authorized: 650,000,000 shares as of March 31, 2023 and December 31, 2022;		-	-

Issued and outstanding: 232,636,700 Ordinary shares as of March 31, 2023 and December 31, 2022;		-	-

Treasury share at cost (11,640,460 Ordinary shares as of March 31, 2023 and December 31, 2022)		(1,218)	(1,218)
Additional paid in capital		101,744	101,260
Accumulated deficit		(72,572)	(63,819)

Total shareholders’ equity		27,954	36,223
Total liabilities and shareholders’ equity		35,013	43,063

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Operations (Unaudited)

In USD thousands (except for share and per share amounts)

	Three months	Three months
	Ended	Ended
	March 31,	March 31,
	2023	2022
Operating expenses

Research and development	6,887	2,745

General and administrative	2,162	2,575

Total operating expenses	9,049	5,320

Financing income, net	(317)	(216)

Loss before taxes	8,732	5,104

Taxes on income	21	-

Net loss for the year	8,753	5,104

Basic and diluted loss per Ordinary Share (*)	0.040	0.022

Weighted average number of Ordinary Shares outstanding, basic, and diluted (*)	220,996,240	228,090,300

(*) 20 Ordinary Shares are equal to 1 American Depositary Share (ADS).

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Changes in Equity (Unaudited)

In USD thousands (except share amounts)

	Ordinary Share		Treasury share		Additional paid in capital	Accumulated Deficit	Total Shareholders’ equity
	Number	USD	Number	USD	USD	USD	USD
For the three-month period ended on March 31, 2023
Balance as of January 1, 2023	232,636,700	-	(11,640,460)	(1,218)	101,260	(63,819)	36,223
Share-based compensation	-	-	-	-	484	-	484
Net loss for the year	-	-	-	-	-	(8,753)	(8,753)
Balance as of March 31, 2023	232,636,700	-	(11,640,460)	(1,218)	101,744	(72,572)	27,954

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

Chemomab Therapeutics Ltd.
and its subsidiaries

Condensed Consolidated Interim Statements of Cash flows (Unaudited)

In USD thousands

	Three months	Three months
	ended	Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities
Net loss for the period	(8,753)	(5,104)

Adjustments for operating activities:
Depreciation	16	13
Share-based compensation	484	874
Change in other receivables and prepaid expenses	814	(363)
Change in operating lease liability	(3)	12
Change in trade payables	529	151
Change in accrued expenses	(214)	693
Change in employees and related expenses	(59)	13
	1,567	1,393
Net cash used in operating activities	(7,186)	(3,711)

Cash flows from investing activities
Decrease in bank deposits	14,433	2,396
Purchase of property and equipment	(1)	(14)
Net cash provided by investing activities	14,432	2,382

Cash flows from financing activities

Net cash provided by financing activities	-	-

Change in cash, cash equivalents and restricted cash	7,246	(1,329)

Cash, cash equivalents and restricted cash at beginning of period	13,596	15,241

Cash, cash equivalents and restricted cash at end of period	20,842	13,912

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES
 (FORMERLY ANCHIANO THERAPEUTICS LTD.)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 - General.

A.

Chemomab Therapeutics Ltd. (the “Company") is an Israeli-based company incorporated under the laws of the State of Israel in September 2011. The Company’s registered office is located in Kiryat Atidim, Tel Aviv, Israel. The Company is a clinical-stage biotech company discovering and developing innovative therapeutics for conditions with high-unmet medical need that involve inflammation and fibrosis.

B.

The Company currently has no products approved for sale. The Company’s operations are funded primarily by its Shareholders. The Company has incurred operating losses in each year since its inception and does not expect to generate significant revenue unless and until it obtains marketing approval for its products. Continuation of the Company’s development programs depend on its future ability to raise sources of financing. The Company believes that its existing liquidity resources as of March 31, 2023 will enable it to fund its operations through June 30, 2024 with the ability to perform cost reductions in order to extend the operations even further, if required to do so.

C.

On April 30, 2021, the Company entered into an At the Market Offering Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co., ("Cantor"). According to the ATM Agreement, the Company may offer and sell, from time to time, its ADSs having an aggregate offering price of up to $75 million through Cantor or the ATM Agreement. From April 30, 2021, through March 31, 2023 the Company issued 699,806 ADSs at an average price of $22.75 per ADS under the ATM Agreement, resulting in gross proceeds of $15,917 thousand.

D.

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

On March 22, 2023 the Company filed with the SEC an amendment to registration statement on form S-1/A for the issuance and sale of up to  $10 million of its ADSs.

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

Chemomab Therapeutics Inc., a wholly owned subsidiary of the Company, filed an application with the US Internal Revenue Service to carryback net operating losses. The Company received $351 thousand in 2022 and $187 thousand in March 2023.

CHEMOMAB THERAPEUTICS LTD AND ITS SUBSIDIARIES
(FORMERLY ANCHIANO THERAPEUTICS LTD)
NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Significant Accounting Policies

A.	Basis of Preparation

The condensed interim consolidated financial statements included in this quarterly report are unaudited. These financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for a fair statement of the Company’s financial position as of March 31, 2023, and its results of operations for the three ended March 31, 2023, and 2022, changes in shareholders’ equity for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and Form 10-Q for the three months ended March 31, 2023 filed with the SEC. The Company’s significant accounting policies are disclosed in the audited financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. Since the date of such financial statements, there have been no changes to the Company’s significant accounting policies.

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

Note 3 - Contingencies

During 2022, the Israeli tax authority ("ITA”) notified the Company that it had initiated a routine VAT audit to include tax years 2017 through 2020. The ITA raised several claims, mainly in respect with the recoverability of VAT with respect to Merger Agreement related expenses and the classification of the Company as a holding company. On July 2022, the ITA proposed a settlement, which the Company rejected. As a result, the ITA issued an assessment. The Company plans to appeal the ITA’s assessment. The Company has recorded a provision in 2022 which is inherently subjective due to the inherent uncertainty of these matters and the judicial process. Therefore, the outcome may differ from the estimated liability recorded by the Company during the period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes for the year ended December 31, 2022, as filed in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should read “Risk Factors” in Item 1A of our 2022 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have pioneered the therapeutic targeting of CCL24, a chemokine that promotes various types of cellular processes that regulate inflammatory and fibrotic activities through the CCR3 receptor. CCL24 is expressed in various types of cells, including immune cells, endothelial cells and epithelial cells. We have developed a novel CCL24-inhibiting product candidate with dual anti-fibrotic and anti-inflammatory activity that modulates the complex interplay of both of these inflammatory and fibrotic mechanisms, which drives abnormal states of fibrosis and clinical fibrotic diseases. This innovative approach is being developed for difficult-to-treat rare diseases, also known as orphan indications or diseases, such as primary sclerosing cholangitis, or PSC, and systemic sclerosis, or SSc, for which patients have no established disease modifying standard of care treatment options. We estimate that there are approximately 77 thousand patients suffering from PSC in the U.S., EU and Japan, representing an estimated $1 billion market opportunity, and approximately 170 thousand patients suffering from SSc in those same markets, representing an estimated $1.5 billion market opportunity.

CM-101, our lead clinical product candidate, is a first-in-class humanized monoclonal antibody that attenuates the basic function of CCL24, also known as eotaxin-2, as a regulator of major inflammatory and fibrotic pathways. We have demonstrated that CM-101 interferes with the underlying biology of inflammation and fibrosis through a novel and differentiated mechanism of action. Based on these findings, we are actively advancing CM-101 in Phase 2 clinical studies directed toward two distinct clinical indications that include patients with liver or skin, and/or lung fibrosis. We are currently conducting a Phase 2 clinical study in PSC, a rare obstructive and cholestatic liver disease. The study is actively recruiting patients in the U.S., Europe and Israel and includes two dose arms (10 and 20mg/kg) as well as an open label extension.

We are also planning to open a Phase 2 clinical trial in SSc about midyear 2023. The trial in SSc, a rare autoimmune rheumatic disease characterized by fibrosis in the skin and lung and other organs, will focus on establishing biological and clinical proof of concept in this patient population. Although our primary focus is on these two rare indications, as we noted, an additional Phase 2 clinical study in patients with liver fibrosis due to non-alcoholic steatohepatitis, or NASH was completed late last year.  This trial provided safety and pharmacokinetic (PK) data on CM-101 in this patient population and was informative for determining whether the company advances the development of its current subcutaneous formulation of CM-101. Additionally, the trial measured a number of biomarkers that may be relevant to the potential activity of CM-101 in NASH and in other fibro-inflammatory conditions. We reported results from this trial in January 2023 that showed that the trial met its primary endpoint of safety and tolerability, and that CM-101 demonstrated encouraging activity in secondary endpoints that include a range of liver fibrosis biomarkers and physiologic assessments.

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

Recent Developments

FDA Clearance of our IND Application to Study CM-101 in a Phase 2 Trial in SSc Patients

On February 21, 2023, we reported U.S. Food and Drug Administration (FDA) clearance of our Investigational New Drug (IND) Application to evaluate CM-101 in a Phase 2 trial in adults with systemic sclerosis (SSc). The Phase 2 ABATE trial is a multicenter, randomized, double-blind, proof-of-biology study to evaluate the sAfety, toleraBility, and Activity of CM-101 in patients with sysTEmic sclerosis. It expects to enroll 45 patients with clinically active dermatologic, vascular or pulmonary SSc. The study population is expected to be roughly split between patients with diffuse SSc and patients with limited SSc. The primary outcome measure is safety. Secondary endpoints include multiple serum-based biological markers and a variety of exploratory biological and clinical outcomes, including the American College of Rheumatology Composite Response Index in Systemic Sclerosis (ACR-CRISS) score and its revisions (rCRISS). The trial includes a 24-week double blind period during which active treatment patients will receive 10 mg/kg of CM-101 by intravenous infusion every three weeks, followed by a 24-week open label extension, where all patients will receive a 10 mg/kg dose. The trial includes multiple clinical assessments of the skin, vasculature and pulmonary function. It is expected to generate additional information about disease mechanisms, provide data relevant to future patient stratification strategies and inform the selection of appropriate endpoints for future studies. The trial is expected to begin enrolling patients around midyear 2023. A data read-out is targeted for the second half of 2024.

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

•
CM-101 appeared to be safe when administered subcutaneously. Most reported adverse events observed were mild, with one unrelated serious adverse event reported. No significant injection site reactions were reported and no anti-drug antibodies were detected.

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

Corporate Information

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Below is a summary of our results of operations for the periods indicated:

	Three months ended
	March 31,		Increase/(decrease)
	2023	2022	$	%
	(in thousands)
Operating expenses:
Research and development	6,887	2,745	4,142	151%
General and administrative	2,162	2,575	(413)	(16)%
Operating loss	9,049	5,320	3,729	70%
Financing income, net	(317)	(216)	(101)	47%
Loss before taxes	8,732	5,104	3,628	71%
Taxes on income	21	-	21	100%
Net loss	$8,753	$5,104	$3,649	71%

Our results of operations have varied in the past and can be expected to vary in the future due to numerous factors. We believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

Research and development expenses

Research and development expenses increased by approximately $4.1 million, or 151%, for the three months ended March 31, 2023, as compared to the same period of 2022. The increase was primarily due to increased clinical and preclinical activities.

General and administrative expenses

General and administrative expenses decreased by approximately $0.4 million, or 16%, for the three months ended March 31, 2023, as compared to the same period of 2022. The decrease was primarily due to a decrease in non-cash share-based expenses and decrease in insurance expenses.

Financing income, net

Financing income, net for the three months ended March 31, 2023 was $317 thousand. Financing income, net for the three months ended March 31, 2022 was $216 thousand. This reflects an increase in finance income, net of $101 thousand, or 47%, for the three months ended March 31, 2023 from the comparable period of 2022. The increase was primarily related to interest earned on bank deposits and to foreign currency exchange rate gains.

Liquidity and Capital Resources

Since inception, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations, resulting in an accumulated deficit at March 31, 2023 of $73.0 million. We have funded our operations to date primarily with proceeds from the sale of our ADSs, and, prior to the Merger, other equity securities. Cash in excess of immediate requirements is invested primarily in bank deposits with a view to liquidity and capital preservation.

On April 30, 2021, the Company entered into an At the Market Offering Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co., ("Cantor"). Pursuant to the ATM Agreement, the Company may offer and sell, from time to time, its ADSs having an aggregate offering price of up to $75 million through Cantor or the ATM Agreement. From April 30, 2021, through December 31, 2022 the Company issued 699,806 ADSs at an average price of $22.75 per ADS under the ATM Agreement, resulting in gross proceeds of $15,917 thousand.

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

Developing product candidates, conducting clinical trials and commercializing products are expensive, and we will need to raise substantial additional funds to achieve our strategic objectives. We believe that our existing cash resources, including from the ADSs sold pursuant to the Sales Agreement, will be sufficient to fund our projected cash requirements through June 30, 2024. Nevertheless, we will require significant additional financing in the future to fund our operations, including if and when we progress into additional clinical trials, obtain regulatory approval for any of our product candidates and commercialize the same. We believe that we will need to raise significant additional funds before we have any cash flow from operations, if at all. Our future capital requirements will depend on many factors, including:

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

We currently do not have any commitments for future external funding. In the future, we will need to raise additional funds, and we may decide to raise additional funds even before we need such funds if the conditions for raising capital are feasible. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financings, credit facilities or by out-licensing applications of our product candidates. The sale of equity or convertible debt securities may result in dilution to our existing shareholders. The incurrence of indebtedness would result in increased fixed obligations and could also subject us to covenants that restrict our operations. We cannot be certain that additional funding, whether through grants from the Israel Innovation Authority, financings, credit facilities or out-licensing arrangements, will be available to us on acceptable terms, if at all. If sufficient funds are not available, we may be required to delay, reduce the scope of or eliminate research or development plans for, or commercialization efforts with respect to, one or more applications of our product candidates, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain potential products that we might otherwise seek to develop or commercialize independently.

Cash Flows

The table below shows a summary of our cash flow activities for the periods indicated:

	Three months ended
	March 31,		Change
	2023	2022	$	%
	(in thousands)
Net cash used in operating activities	$(7,186)	$(3,711)	$(3,475)	(94)%
Net cash provided by investing activities	$14,432	$2,382	$12,050	506%
Net cash used in financing activities	-	$-		$-%
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,246	$(1,329)	$8,575	(645)%

Operating activities

Net cash used in operating activities increased by $3.5 million, or 94%, for the three months ended March 31, 2023, compared to the same period of 2022. The increase is primarily related to the increase in net loss of $3.6 million.

Investing activities

Net cash provided in investing activities for the three months ended March 31, 2023 increased by approximately $12 million, as compared to the same period of 2022. The increase is primarily related to withdrawal of bank deposits.

Contractual Commitments

The Company’s contractual commitments are as follows at March 31, 2023 (in thousands):

Remainder of 2023	$6,361
2024	1,676
2025	1,060
Total	$9,097

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

While the Company’s significant accounting policies are described in more detail in Note 2 to the Company’s consolidated financial statements included in our 2022 Annual Report, the Company believes that the following accounting estimates are those that include a higher degree of judgment or complexity and are reasonably likely to have a material impact on our financial condition or results of operations and are therefore considered critical accounting estimates.

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

Recently-Issued Accounting Pronouncements

Certain recently-issued accounting pronouncements are discussed in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements in our 2022 Annual Report.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors

There have been no material changes from the information set forth in “Item 1A. Risk Factors” in our 2022 Annual Report.

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

CHEMOMAB THERAPEUTICS LTD.
Date: May 11, 2023	By:	/s/ Dale Pfost
	Name:	Dale Pfost
	Title:	Chief Executive Officer

Date: May 11, 2023	By:	/s/ Donald Marvin
	Name:	Donald Marvin
	Title:	Chief Financial Officer